Form 10-K
period 2025-12-28
Bob's Discount Furniture, Inc.
filed 2026-03-18
CIK 2085187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-43101
_________________________
Bob’s Discount Furniture, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	46-4501905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

434 Tolland Turnpike Manchester, CT	06042
(Address of Principal Executive Offices)	(Zip Code)
(860) 474 1200
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BOBS	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 130,367,060 shares of common stock outstanding as of March 16, 2026.

Cautionary Note Regarding Forward-Looking Statements

The discussion in this Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (this “Annual Report”) contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can generally be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements concerning: plans to open new stores, expand into new regions and increase market share; our ability to drive increased marketing efficiencies and lower customer acquisition costs as we grow; anticipated top-line growth and margin expansion; the capacity of our existing model to support future growth; our ability to manage supplier relationships; our digital expansion; and plans to increase brand awareness and increase comparable sales.
The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in “Item 1A. Risk Factors” and elsewhere in this Annual Report, including those relating to, among other things:
•our reliance on foreign manufacturing, suppliers and imports for our products;
•the significant competition within our industry;
•our ability to successfully anticipate or respond to changes in consumer preferences;
•global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending;
•managing the challenges associated with our planned new store growth;
•failures by our third-party suppliers or the unavailability of suitable suppliers at reasonable prices;
•failures of our vendors to meet our quality standards or applicable regulatory frameworks;
•disruption in our distribution capabilities or supply chain;
•our ability to protect our intellectual property rights;
•compliance with applicable governmental regulations;
•our ability to protect the privacy and security of information related to our customers, us, our employees or others;
•disruption in our information systems; and
•our ability to effectively manage our eCommerce platform and digital marketing efforts.
The forward-looking statements contained in this Annual Report represent our views as of the date of this Annual Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

Basis of Presentation and Certain Definitions

The Company reports on a 52- or 53-week fiscal year comprised of 13- or 14-week fourth quarters, with each fiscal year ending on the Sunday closest to December 31. Fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 are 52-week fiscal years with 13-week fourth quarters. The Company’s fiscal quarters follow a 13-week convention, with each quarter ending on a Sunday.
References in this Annual Report to “fiscal year 2026” refer to the fiscal year ending January 3, 2027, “fiscal year 2025” refer to the fiscal year ended December 28, 2025, “fiscal year 2024” refer to the fiscal year ended December 29, 2024 and “fiscal year 2023” refer to the fiscal year ended December 31, 2023.
Unless the context requires otherwise, references in this Annual Report to:
•“AUVs” means average unit volumes, a measure of average sales per store, which is calculated by dividing the total sales across all stores by the total number of stores, and which includes stores opened for at least the last 12 months and excludes sales made through our outlets;
•the “Company,” “Bob’s,” “Bob’s Discount Furniture,” “we,” “us” and “our” refer to Bob’s Discount Furniture, Inc. and its consolidated subsidiaries;
•“comparable sales growth” means our key performance indicator (“KPI”) that measures performance during the current reporting period against the performance of the comparable store sales and eCommerce sales in the corresponding period of the previous fiscal year. Comparable store sales consist of net revenues from our stores beginning on the first day of the 14th full fiscal month following the store’s opening, which is when we believe comparability is achieved. eCommerce sales consist of net revenues from online purchases during the current reporting period. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales;
•“number of new stores” means our KPI reflecting the number of stores opened during a particular reporting period;
•“number of stores” means our KPI that reflects the number of stores as of a particular date; and
•“SKU” means stock keeping unit, a unique identifier for each distinct product offered for sale by the Company.

Summary Risk Factors
We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. You should carefully consider the risks discussed in the section titled “Item 1A. Risk Factors,” including the following risks, before investing in shares of our common stock:
•We are subject to risks associated with our reliance on foreign manufacturing, suppliers and imports for our products.
•We face significant competition from national, regional and local retailers of home furnishings.
•If we fail to successfully anticipate or respond to changes in consumer preferences in a timely manner, our sales may decline.
•Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures, including inflation, and other business factors on discretionary consumer spending and consumer preferences.
•If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties or higher costs during our expansion, our operating results and future growth opportunities could be adversely affected.
•Our business requires that we lease substantial amounts of space, and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
•We are dependent upon the ability of our third-party suppliers to meet our requirements; any failures by these producers, or the unavailability of suitable suppliers at reasonable prices or limitations on our ability to source from third-party vendors may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net revenues.
•Any disruption in our distribution capabilities, supply chain or our related planning and control processes may adversely affect our business, financial condition and operating results.
•Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
•If our efforts to protect the privacy and security of information related to our customers, us, our employees, our associates, our suppliers and other third parties are not successful, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, and operating results.
•Our intellectual property rights are valuable, and any failure to protect them could reduce the value of our products and brand and harm our business.
•Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
•Because investment funds advised by Bain Capital and its affiliates (“Bain Capital”) own a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with our stockholders’ and our interests.

PART I.
Item 1. Business
Our Company
Bob’s Discount Furniture is a rapidly growing, nationally proven omnichannel retailer of value home furnishings with 209 showrooms as of December 28, 2025 across 26 U.S. states. Since our founding in 1991, we have built our ethos as a trusted and reliable brand offering superior value and service, without compromising on quality or style. “The Bob’s Way” embodies our brand and culture. It’s our unwavering commitment to honesty, integrity, transparency and fun in every aspect of our business – an ethos that has remained unchanged for more than 30 years and continues to be our North Star as we help our customers turn the places they live into the homes they love.
Our business model is anchored in delivering furniture at “Everyday Low Prices,” resulting in prices below our value-oriented furniture competitors’ lowest promoted prices. At the heart of Bob’s success is not just the value of our furniture, but the team members who bring our promise to life every day. Our value proposition is made possible by our curated merchandising strategy, longstanding sourcing relationships and efficient supply chain. Our merchants target an assortment of products that is narrow and deep, which allows us to drive innovation and cost efficiency. Products are also tailored based on proven market trends and customer demand. Our go-to-market strategy emphasizes a convenient and fun shopping experience, integrated with our online platform and supported by our trained, tech-enabled guest experience specialists. From showroom to living room, it’s our people who make Bob’s feel like home.
Our efficient fulfillment process ensures most purchases have the ability to be delivered in as few as three days, rather than weeks, providing customers with a swift and reliable shopping journey. Speed and consistency of customer deliveries are enabled by our vertically integrated logistics network, anchored by six strategically located distribution centers and additional third-party regional depots. Disciplined inventory management ensures product availability matches customer demand and delivery preference. Our expeditious delivery timeline and overall convenience are key elements of our value proposition that we believe greatly enhance our overall customer experience.
Over the past decade, we have made substantial investments in our omnichannel capabilities, enabling a seamless shopping experience across digital and physical platforms. Customers can shop online, in-store, over the phone and via our mobile app, with unified shopping cart functionality and consistent service quality. To deliver this seamless customer experience, we leverage a highly integrated operating system that draws on the same inventory, pricing and logistics network whether our customers buy in-store or online. We believe our momentum, combined with our scale, enjoyable showroom and omnichannel journey, favorably positions us to grow profitably and continue to increase market share to become America’s leading omnichannel retailer of quality, stylish furniture at everyday low prices.
“OH MY BOB!” - KEY DRIVERS OF OUR SUSTAINED SUCCESS
We believe the following strengths differentiate us from our competitors:
A Proven, Scaled Brand Delivering Value Without Compromise
Bob’s is rapidly becoming Where America Shops for Furniture™ by consistently delivering unparalleled customer experiences at every stage of the furniture purchasing journey. Customers know they can count on Bob’s for quality, stylish furniture at everyday low prices. Consistently delivering on that promise has made Bob’s a trusted name in homes across the country, which reflects the loyalty we’ve built over nearly thirty-five years.
The Bob’s brand comes to life in every part of our business. From breakthrough and memorable marketing campaigns to the complimentary snacks in our in-store café, every aspect of the shopping experience is designed to be differentiated and customer-centric. We believe our fun and authentic brand image, compelling value and best-in-class, low-pressure service resonate with our customers and define Bob’s as a unique and comfortable destination for furniture shopping.
Our dedicated team members deliver unrivaled service “The Bob’s Way”. Our people-first approach builds customer trust and fuels our growth. Between our customer-centric service, tech-enabled omnichannel experience, and our trusted brand, we believe that we continue to resonate with customers on a national scale.

Highly Differentiated Merchandising, Sourcing and Logistics Infrastructure

Bob’s has established a sophisticated and highly differentiated product, pricing, sourcing and supply chain strategy that drives our go-to-market strategy. Our merchandising philosophy is to consistently deliver stylish, high-quality furniture at unbeatable value, with everyday low prices customers can trust. We have developed a curated product offering by gaining a deep understanding of customer needs and preferences which enables us to be a follower of new and emerging trends. We operate a narrow and deep SKU model that we estimate is approximately one-third narrower than our value-oriented furniture competitors. This model allows us to concentrate purchasing volume on high-velocity items, negotiate aggressive pricing and reduce our inventory risk. Our sophisticated pricing strategies underpin our everyday low price model, enabling us to offer prices below our value-oriented furniture competitors’ lowest promoted prices. We do not rely on promotions or sales gimmicks. Our value leadership is driven by buying power, a streamlined assortment of products, and strategic vendor relationships extending in some cases nearly 15 years. Our everyday low price model ensures consistent, year-round order volume for suppliers, enabling them to maintain steady production and improve their efficiency. We believe that the combination of scale and consistency positions us as the first partner of choice for our suppliers. We leverage this advantage, along with long-standing strategic relationships, to drive cost optimization, innovation and speed-to-market. We believe swift and reliable delivery service complements our customer shopping experience. Recognizing customer sensitivity to product availability, we maintain a healthy in-stock rate which allows guest experience specialists to offer prompt and reliable delivery in as few as three days. Our BOBtastic delivery options offer a range of services tailored to meet our customers’ needs, from white glove delivery to quick pickup. Our consistent store and delivery customer satisfaction ratings reflect the seamless customer experience from showroom to living room.
Broad Customer Appeal
We have scaled successfully across markets around the country, including urban, suburban and secondary trade areas, and appeal to a diverse customer base. Our appeal spans generations with offerings catering to both budget-conscious families as well as higher-income households seeking furniture at a great value. This wide appeal reflects the strength of our value proposition and supports our geographic and digital expansion allowing us to serve our customers across all purchasing occasions, including important life milestones.
Omnichannel Platform Driving End-to-End Customer Engagement
At Bob’s, we are committed to delivering a seamless shopping journey across all touchpoints (showrooms, phone, online and webchat), ensuring our customers can access our quality furniture wherever and however they prefer. Our strategy is built on a channel-neutral philosophy, operating as one highly integrated backend system across inventory management, pricing, fulfillment, merchandising and supply chain logistics. Our technology structure is similarly integrated across our platform enabling us to utilize advanced data analytics and technology to connect with customers across our various channels during the course of a highly considered purchase cycle.
Attractive Unit Economics with Proven Portability Across Markets
Our ability to successfully enter, and prosper in, a wide variety of markets is a testament to the strength of our business model and strategic execution. We deliver strong unit economics in both legacy markets and the regions into which we have more recently expanded. Our development strategy involves an ongoing assessment of whitespace growth potential and extensive analysis of factors such as real estate availability, competitive market dynamics, zone pricing and return on investment (“ROI”) targets. Our robust, cross-functional development process ensures that each new market entry and store opening is thoughtfully planned and highly customized to best serve local customer needs. By maintaining a disciplined approach to expansion and leveraging our proven market entry strategies, we believe that we are well-positioned to continue our successful growth trajectory across new and existing markets.
Experienced and Dedicated Team Enabling The Bob’s Way
The heart of our organization is our people, who form the foundation of our success. Our management team has cultivated a motivated, people-first culture, committed to delivering outstanding customer experiences The Bob’s Way. We view acquisition, training and development as an ongoing cycle, ensuring specialists and leaders are equipped to grow with the business. We recruit with purpose, prioritizing candidates with strong character, a service mindset and alignment with our culture. Customer orientation is valued over prior sales experience, fostering a consultative approach. Our company culture, built on honesty, integrity, transparency and fun, is an integral part of our strategy, and we have prioritized maintaining our culture as we scale. Bob’s measures employee engagement as a key driver of employee loyalty, belief in Bob’s mission and employee job satisfaction. This disciplined approach to recruitment, training and development builds a robust talent pipeline, improves retention, reduces turnover and supports scalable growth while preserving our culture. Investing in our people ensures an engaged workforce equipped to achieve our growth objectives.
We have had great success developing inspiring leaders, rewarding top performers and maintaining best-in-class employee satisfaction amongst our retail peers. Our culture supports an environment of continuous learning, where all team members have the opportunity to improve performance and develop their careers. Our focus on leadership development ensures opportunities for our next generation of managers as well as cohesion and continuity of Bob’s values. This enduring loyalty has enabled us to build lasting relationships with customers and foster an environment that empowers team members to excel.
Bob’s is guided by a highly skilled and driven executive leadership team, whose acumen and industry knowledge have been essential in shaping our brand, advancing our company’s progress and ensuring our adaptability to market dynamics. Empowered by a legacy of collaborative innovation and relentless pursuit of excellence, our company’s noteworthy achievements have garnered widespread recognition.
OUR GROWTH STRATEGIES
We believe we have a clear opportunity to drive sustainable growth and profitability by executing on the following strategies:
Grow Store Base Across New and Existing Markets
We believe that our compelling value proposition and the success of our stores across a broad range of geographic regions, population densities and demographic groups creates a significant opportunity to profitably increase our store base. Bob’s unit expansion story is underpinned by a strategic, data-driven playbook. With a 12 to 18 month opening cycle, we have institutionalized a development process that balances speed with disciplined ROI evaluation and has powered our expansion across 26 states. Each store opening is supported by rigorous site selection, merchandising alignment and operational planning, creating a repeatable development process that has delivered consistent returns. We believe there is a clear and actionable path to more than 500 stores in our existing format nationwide by 2035, representing approximately 2.5 times our current store base.
Our new store expansion model is guided by a disciplined opportunity assessment that prioritizes market-level profitability, supply-chain-enabled contiguous expansion, brand awareness, competitive positioning, pricing advantages and regional relationships. Our strategy leverages data-driven insights, local broker expertise, landlord relationships and market intelligence to identify prime locations. While we evaluate a variety of criteria for our new store locations, we focus specifically on targeting growing markets that exhibit high-traffic characteristics while evaluating existing competitor presence in each. We embrace competitive markets given our differentiated proposition. We prudently evaluate demographic data and patterns, advantaged by our appeal to a diverse customer base. Leveraging experience and strategic partnerships, we secure competitive sites and drive expansion in-line with our long-term growth objectives. We target AUVs of approximately $9 million and cash-on-cash returns exceeding 80% within five years for our new store formats, with returns exceeding 60% by year two and a payback period of approximately two years. We leverage broad data analytics, on-the-ground insights and hindsight learnings from our nearly 35-year history to inform future strategic decisions and ensure success. We expect to balance expansion in new markets with high-density growth in existing markets, creating a durable and diversified path to increasing our national scale. We also maintain a disciplined approach to store enhancements, separating our efforts into refreshing, remodeling and relocation.
Drive Comparable Sales
We have a broad array of foundational and newly created initiatives that we believe will continue to increase our comparable sales by strengthening brand awareness, increasing conversion, optimizing our regionalized product assortment and further deepening our relationship with our customers by leveraging technology.
Strengthen Brand Awareness
As we expand nationally, we continue to reinforce our customer-first brand promise. Our model not only benefits consumers but also extends to suppliers and vendors through trusted, long-term relationships. We aspire to be recognized not as a traditional national chain, but as a trusted, community-centric retailer. We believe there is large opportunity in continuing to reach customers with our unique value proposition. We use a variety of marketing channels and tactics to reach our customers. Bob’s is well-known for our fun, whimsical advertising that features “Little Bob”, intended to create a memorable and lighthearted presence, moving away from the serious, high-end image of traditional furniture stores. Our “out-of-the-box” approach to unique campaigns infuses a playful element of surprise and humor, helping us to more authentically connect with our target audience. Our distinctive brand personality comes alive through high-impact television and digital campaigns. Our marketing initiatives help boost brand awareness and drive customer traffic to our showrooms and website, which we believe in turn serves as a powerful catalyst for deepening customer engagement and loyalty.
Increase Conversion
We are constantly refining and optimizing our operations to increase conversion. We leverage real-time data and past learnings to turn tactics into a cohesive, consistent and sustainable plan across our national retail experience, talent management and technical capabilities. Our in-store technology platform enables retail leadership teams and store-level managers to track our operational KPIs through real-time dashboards, which enable nimble reallocation of resources and assessment of under and overperformance.
We empower regional leaders and invest in guest experience specialists. We have a robust talent pipeline that is further enhanced by continuous employee learning and development programs, fair compensation and incentives and great store management teams. Our store associate training leverages conversion KPIs and individual performance rankings to enhance insights, coach more effectively and elevate overall team performance. Guest experience specialists offer personalized clienteling, so that each customer feels valued and understood. Our hiring and training excellence has assisted us in consistently increasing store conversion year after year.
Our showrooms are designed to deepen customer engagement through easy-to-navigate store layouts, seasonal floor resets and café amenities, making furniture shopping enjoyable and hassle-free, which we believe in turn increases conversion. Our in-store technology enables guest experience specialists to leverage real-time stock, delivery and financing information, supported by digital shopping carts that flow seamlessly from the showroom to online, and vice versa. As we build out our technological capabilities further, we expect to generate greater process efficiencies and increase sales conversion.
Optimize Regional Assortment
Bob’s value proposition and product architecture allows us to provide a product for the vast majority of customers. We believe that our product architecture is a unique competitive advantage and we have an opportunity to further expand that strength through sophisticated clustered assortment capabilities.
Our approach to product assortment utilizes data-driven insights from real-time sales to help us better manage inventory. Our assortment “newness” is a key growth lever. By integrating new products, we seek to continue to drive repeat purchase demand and brand relevance. While a majority of our products are consistent across all stores, in fiscal year 2024, we began to test targeted and limited localized product assortments tailored to the specific preferences and tastes of certain markets. We are pleased with customer response through fiscal year 2025, which builds our confidence in a broader identification and rollout of clustered opportunities. Aligning closely with local customer preferences allows us to increase AOV and more efficiently leverage supply chain efficiencies, driving margin accretion.
Deepen Customer Relationships Through Technology
Bob’s is designed to meet customers wherever they choose to engage. Our website enables fast and easy shopping with intuitive post-order self-service. Digital investments have enabled real-time cart continuity (OmniCart), artificial intelligence (“AI”) driven search and virtual product visualization. Our BobSquad virtual sales team and BobBot post-order chatbot support high engagement and seamless handoff across eCommerce channels.
Bob’s leverages customer data in a variety of ways to ensure strategic, cross-functional decisions and to drive interest, conversion and loyalty. Through our enriched customer database, we conduct in-depth analyses on our customer composition and behavior to draw valuable insights. These insights support decisions and assist in project prioritization, such as identifying marketing opportunities, capitalizing on merchandising trends and informing real estate analysis and planning. In addition, we leverage our customer data as part of our audience strategy and customer relationship management functions. For example, we develop lookalike modeling for paid media targeting and leverage our existing customer base to drive retention through email, SMS and direct mail marketing which we believe drives meaningful traffic and conversion.
Leverage Scale to Expand Margins and Drive Efficiency
We are making focused investments to efficiently drive top-line growth and margin expansion. As we continue to scale we realize benefits from increasing brand awareness and unit density in both existing and new geographies. Our margin expansion opportunities include expanding product cost margins, increasing marketing efficiencies, achieving supply chain optimization and leveraging fixed costs.
Optimize Zone Pricing
Our everyday low price promise is supported by a sophisticated pricing strategy. Our zone pricing capabilities are designed to help us align with local demand and purchasing power, while also enabling us to consistently offer products priced below our competitors. We track national, regional and local competitors on pricing across product categories to maintain our leading value proposition. By further strategically adjusting price points based on regional economic conditions and customer behavior, we seek to optimize our profitability while maintaining our commitment to delivering value without compromise and maintaining our product margins.
Strategic Sourcing
We continue to deliver strong and expanding product cost margins, underpinned by our operational discipline and deep vendor relationships. As we continue to scale and expand our sourcing relationships with vendors, we anticipate balancing reinvestment with merchandise margin improvements, reflective of better terms, volume-based efficiencies and increased vendor demand for our business. Over the last several years, we have pivoted our supply chain completely out of China to avoid prior tariff impacts on our margins. As of December 28, 2025, we have nearly no exposure to China. We remain nimble and plan to proactively address incremental tariff impacts to further support continued margin expansion.
Marketing Efficiencies
Our rising retail density across existing and new markets is amplifying our brand visibility. As we pivot more towards national advertising, we continue to unlock meaningful leverage from our marketing budget. Additionally, our AI-powered targeting has enabled more precise audience engagement and has driven improvement in return on advertising spend. Bob’s has proven that we take meaningful market share when we enter a new market given our unique value proposition which resonates with customers. As our overall brand awareness continues to scale, we believe we will continue to drive increased marketing efficiencies and lower our overall customer acquisition costs.
Supply Chain
As we continue to scale, we expect to be able to drive efficiencies across every aspect of our supply chain, including ensuring container availability, increased purchasing power with our freight vendors to reduce ocean shipping costs and reducing trucking and depots costs per order, in order to make furniture delivery to our customers more efficient. We plan to continue diversifying our supply chain network as we expand, allowing for improved utilization of our existing distribution centers and reducing overall costs.
Fixed Costs
Our existing infrastructure across field management and corporate overhead supports growth without linear cost escalation. Our corporate staff is structured to maintain effective oversight at its current level, and we believe that our model has the capacity to support future growth while simultaneously leveraging benefits from expanding scale. We anticipate gaining additional operational benefits as we continue to densify and grow our overall national penetration.
These elements provide a foundation for continued success and ongoing operating efficiencies as we scale. We will continue to make strategic investments in our infrastructure to improve operational efficiency and prepare for the next stage of our growth.
Our Industry and Market Opportunity
Benefiting from Secular Trends
We believe that our Company is well-positioned to leverage favorable long-term trends in the housing and home furnishings industries. Housing market fundamentals support a near-term recovery, with housing turnover at or near historic lows, creating pent-up demand. Additionally, the persistent gap between housing costs, rent inflation and wage growth is creating a more value-conscious consumer that aligns with our positioning. While online engagement is rising, many customers continue to value in-store home furnishing experiences as part of the purchasing journey. We believe that the recovery in the housing market will further boost demand for home furnishings, presenting a compelling opportunity for incremental growth in our business.

Competition
We operate within the large, growing and highly fragmented U.S. home furnishings industry, predominantly composed of smaller, independent regional operators. We believe this fragmentation presents a strategic opportunity for us to grow market share by leveraging our scale, resources and omnichannel capabilities. Our focus on value positions us well within the expansive U.S. home furnishings industry, allowing us to capture significant share by appealing to customers seeking quality, style and affordability. Our competition also includes furniture stores, big box retailers, department stores, specialty retailers and online furniture retailers and marketplaces. New or existing home furniture retailers could also enter our markets and increase the competition we face.
THE BOB’S WAY
Our Merchandising Strategy
Our ability to deliver a curated assortment of stylish, high-quality furniture at everyday low prices is a key differentiator in the marketplace. This advantage is driven by our focus on product assortment, competitive pricing dynamics and strategic sourcing. Our merchandising approach is designed to simplify the shopping experience for consumers, while consistently delivering exceptional value across categories.
Product Assortment
Our highly curated products are typically designed and created specifically for us. We focus on functionality and popular trends that appeal to a broad range of preferences and are used throughout the home. We offer a wide range of product categories, including upholstered living room furniture, bedroom, dining room, mattresses and home décor. Many of our products include extra features such as integrated technology, built-in storage, memory foam and reclining options, and we partner with our vendors on a shared vision for creating quality products at a great value. Our product architecture of “Good, Better, Best” provides a clear framework for delivering maximum value to a diverse customer base. As customers ascend our “Good, Better, Best” product architecture, we believe that our relative value increases, enhanced by everyday low price bundle and save offerings particularly in bedroom categories to increase units per transaction. The “Good” value tier provides a reliable foundation of essential and durable products, while our “Better” tier introduces additional functional capabilities, upgraded materials and styles. Our “Best” product tier integrates premium materials, craftsmanship and quality with elevated designer inspired style. Our product architecture is data-driven and increasingly tailored to each geography’s unique tastes and needs, ensuring that our offerings are better suited to the diverse preferences of the customers we serve. This localization strategy is in early stages and a significant opportunity to further personalize our customer approach. We do not sell third-party brands, allowing us to maintain strict control over quality and cost, and we partner with our vendors on a shared goal of bringing thoughtfully designed products to market.
We are constantly evaluating new product categories into which we may expand. We integrate approximately 15% to 30% new products into our assortment each year which drives repeat purchase demand and brand activation opportunities. We maintain a market-responsive approach to product development, carefully studying the marketplace and tracking movements in consumer behavior to identify key trends that guide our decision making. Our ability to pinpoint trending products stems from a well-established network of industry connections and overseas factory relationships. These long-standing relationships, built on mutual trust and aligned incentives, provide us with competitive intelligence that helps inform our product selection and timing decisions.
Our disciplined inventory management approach ensures we don’t carry significant inventory risk. Most of our products sold through our stores (excluding outlets) are at full price with a small percentage sold on clearance. Clearance inventory includes pieces we plan to discontinue from our assortment. We maintain controlled exit strategies for products through a measured clearance process. As a fast follower of furniture trends, our clearance items represent a small portion of our total inventory mix given our focus on proven designs.
Bob’s Goof Proof
Our guest experience specialists are trained to recommend all furniture sales are supplemented with Bob’s Goof Proof, our extended furniture protection plan (“Goof Proof”). The cost of coverage varies by order value and includes five years of repair or replacement for stains and most accidental damage that occurs from a single incident. These protection plans are serviced by a third-party provider.

Pricing Strategy
We employ an everyday low price strategy, providing consistent, competitive pricing year-round without reliance on promotions or sales. Through disciplined cost negotiations, incredible buying power and strong supplier relationships, we deliver direct savings to our customers. This approach enables customers to shop with confidence, knowing they receive the best price at any time, and streamlines the sales process for our team. We focus on helping customers find the right products rather than navigating complex promotional structures or relying on high-pressure sales tactics. Our pricing is transparent, with no hidden fees or inflated costs, ensuring a straightforward and honest customer experience.
We use data-driven processes to optimize pricing across our product architecture, with the goal of providing options for various budgets while delivering value at each level. Other pricing tools used include zone pricing to reflect local market dynamics, emotional price points with critical consumer price thresholds built around destination products, price bundling on compatible items and competitive insights. While we possess the operational capability to change pricing overnight, we remain strategic and carefully gauge market conditions prior to taking pricing actions.
Bob’s Way to Pay
Bob’s provides a range of third-party financing solutions to meet diverse customer needs, including 6-12 month interest-free options and extended 30-60 month plans with select interest rates. These offerings support higher average order values by giving customers the ability to obtain pre-approval and build their cart within set limits. For customers not qualifying for primary financing, we offer second-tier options, lease-to-own programs, and “buy now, pay later” flexible solutions. We do not assume credit risk on financing transactions but do pay associated lender fees, which are typically offset by increased average order values.
Delivery
The majority of our products are delivered directly to our customers through our third-party delivery partners, and we charge customers a fee for this service. This fee is designed to offset the costs associated with line haul and last mile delivery, ensuring cost efficient and reliable transportation of merchandise to our customers.
Global Vendor Sourcing
Our sourcing value is driven by our buying power, streamlined assortment and strategic vendor relationships. Our everyday low price model ensures consistent, year-round order volume for suppliers, enabling them to maintain steady production and maximize efficiency. We believe our combination of scale and consistency positions us as our suppliers’ preferred customer and partner of choice. We leverage this advantage, along with long-standing strategic relationships, to drive cost optimization, innovation and speed-to-market. Our flexible sourcing strategy enabled us to move all key production out of China, mitigating known tariff risk, while preserving the ability to pivot as circumstances evolve. Today, our primary sourcing markets are Vietnam and the United States, representing approximately 63% and 28% of our product cost volume in fiscal year 2025, respectively, and we continue to explore additional emerging markets.
This unique blend of scale, consistency, strategy and relationship management ensures we remain nimble and responsive as the macro landscape continues to change. Looking ahead, we continue to develop our sourcing capabilities to secure capacity for growth, fuel innovation and keep costs tightly controlled while mitigating risk. We are focused on building data-driven best practices to optimize our supply chain performance — continually improving quality and speed. A curated, diversified supplier pipeline gives us exclusive product access and pricing leverage — sustaining scale and everyday value for our customers.
Our Supply Chain
Distribution and Logistics Infrastructure
Our well-invested and hard-to-replicate distribution network and logistics infrastructure creates a unique advantage for us. We are committed to maintaining a healthy in-stock rate, with approximately half of all orders delivered to customers in 7 days or less and approximately 75% of our orders delivered in two weeks or less. Our delivery process is seamless, and we train and measure our delivery partners on “The Bob’s Way” to ensure an exceptional customer experience.
Our Ocean Freight Process
Our ocean freight process focuses on efficiently transporting products from factories to Bob’s distribution centers, and typically takes approximately two months from product completion in factory to distribution center check-in. We coordinate the movement of goods from our vendors, ensuring products are securely loaded onto vessels and shipped across the ocean. Upon arrival at the ports, our team oversees the seamless transfer of shipments into our distribution centers. We leverage our scale and expertise to streamline these operations, ensuring timely and reliable delivery for our business needs.
Our Distribution Centers
We operate six strategically located distribution centers, including a newly opened distribution center in the Midwest, each representing a significant investment and a major operational undertaking. Our scalable national supply chain ensures service excellence, moving products from our distribution centers to 48 third-party regional depots and then directly to customers. The placement of our distribution centers provides us with a competitive advantage, allowing us to serve key markets quickly and reliably. While we build more permanent distribution centers, we have expanded the capacity and utilization of our existing distribution centers to service stores in more distant markets, including the newly opened Southeast market. This approach enables us to optimize network efficiency and reduce distribution costs for stores located closer to these new facilities.
Dedicated teams manage every aspect of our distribution centers, including loss prevention, human resources and quality control, ensuring efficient operations and optimal performance. To handle excess capacity and maintain smooth product flow, we utilize storage trailers and external trailer lots. Our approach balances the trade-off between capital expenditures within our distribution centers and operational expenses, enabling us to maximize efficiency while controlling costs.
The Last Mile
An exceptional customer delivery experience is critical to The Bob’s Way. Our strategic last-mile delivery approach transforms customer satisfaction into a competitive advantage by partnering with trusted delivery specialists who share our commitment to excellence. This partnership model allows us to deliver exceptional service quality while maintaining operational flexibility, consistently achieving outstanding customer scores. Delivery is central to our value proposition, with over 90% of sales fulfilled via direct-to-home delivery. We offer premium white-glove service, including setup and packaging removal, and recently added the option for furniture removal, responding to a critical customer need.
Our third-party delivery partners are trained on our guidelines and expectations, with weekly reviews that help maintain high standards. Incentives are performance-based and maintained with rigorous quality standards. Through this customer first approach, Bob’s has turned what was once a potential pain point into a powerful customer interaction and creates overall brand loyalty and customer retention.
Omnichannel Operations
At Bob’s, the customer journey transcends transactions. Our stores and eCommerce platform form a cohesive, customer-centric ecosystem integrating all sales and communication channels. Showrooms offer a convenient and fun shopping experience, while our website and digital channels serve as a virtual extension of our showrooms. Our omnichannel model streamlines the shopping process, reducing friction and enhancing engagement, increasing conversion and driving higher average order value. Omnichannel engagement drives higher spend per item, increased items per order and greater repeat purchase rates.

Stores

Showrooms
As of December 28, 2025, we operated 209 showrooms across 26 states, with an average size of approximately 33,000 square feet. The following lists the number of stores in each state where we operate within the United States as of December 28, 2025:

Locations	Stores	Locations	Stores
Arizona	5	Minnesota	4
California	29	Missouri	4
Connecticut	8	Nevada	3
Delaware	2	New Hampshire	4
Illinois	13	New Jersey	14
Indiana	6	New York	24
Iowa	2	North Carolina	6
Kansas	1	Ohio	10
Kentucky	3	Pennsylvania	18
Maine	2	Rhode Island	1
Maryland	10	Vermont	1
Massachusetts	14	Virginia	9
Michigan	11	Wisconsin	5
Our showrooms are intentionally designed to inspire customers and reduce the complexity often associated with furniture shopping. Furniture is a “considered purchase” due to its big-ticket nature and long-term intended use, and we believe customers prefer product interaction before making an investment. Key features of our showrooms that support the customer experience include knowledgeable guest experience specialists, engaging visual layouts, data-driven labor scheduling, a low-pressure sales environment and an in-store café offering complimentary coffee, snacks and ice cream, creating a welcoming environment that’s perfect for families. These amenities encourage longer visits and reinforce the approachable personality of our brand.
Outlets
Our outlets primarily facilitate the liquidation of damaged, excess and discontinued merchandise, as well as the sale of lower average unit retail, made-for-outlet products, allowing core showrooms to maintain a curated assortment. Outlets are strategically located at the rear of our main stores and offer customers discounted options that uphold Bob’s quality and style standards while also reinforcing our full-price store environment.
As of December 28, 2025, we operate 26 stores with outlets representing approximately 12% of our total store base. This model efficiently leverages existing inventory, minimizes operational complexity and broadens customer access to the Bob’s brand.
Empowered Teams and Efficient Service
In our showrooms, we empower store associates to focus on customer service rather than high-pressure sales. Guest experience specialists are commission-based, including a bonus structure that we believe optimizes higher sales and average order values. Our team is supported by a retail operating system unique to Bob’s that includes digital tablets for completing purchases without leaving the sales floor, as well as programs such as “Host on Duty” which dedicates a manager to floor success during every shift. Our training and development program reaffirms consistent sales strategies, with a focus on KPIs that correlate with sales such as cart conversion, Goof Proof attachment and mattress penetration. Our overall organizational design is rooted in a culture that reinforces store-level celebrations and annual reward programs.
eCommerce
Online
Our online platform, www.mybobs.com, serves as a seamless extension of the showroom, offering customers access to our complete assortment, including online-exclusive products and expanded customization options. Digital touchpoints increasingly influence transactions, supporting households both within and beyond our physical footprint and accelerating store growth. The platform instills customer confidence through detailed product information, room inspiration, 3D visualization, rich customer reviews and AI-driven recommendations tailored to style, budget and household needs, which streamlines the purchase process and drives higher conversion and basket sizes. Fulfillment transparency is integral, with inventory status and delivery calendars embedded in the online shopping experience. Beyond our physical and online platforms, we enhance the Bob’s experience through live chat and phone sales, integral components of our omnichannel strategy. Once an order is placed, whether it’s in-store, digitally or by telephone, customers receive proactive updates on delivery timing, installation options and service appointments. Our systems allow real-time tracking and instant escalation when issues arise, ensuring transparent and stress-free post-order support.
Information Technology and Systems
Technology underpins our strategy, enabling seamless omnichannel experiences and driving efficiency, scalability and innovation. We balance third-party solutions with custom development for competitive advantage, ensuring consistency across channels and investing in digital platforms that deepen online engagement. We continue to invest in scalable, secure and customer-centric technologies to enhance the customer experience, drive sales and create operating efficiencies. Our infrastructure leverages a hybrid model of cloud-based and co-located data centers, supporting an ecosystem of integrated, industry and standard applications.
Our systems provide the data analysis and automation necessary to support our marketing, merchandising, pricing, inventory, distribution, store operations and point-of-sale, eCommerce, finance, accounting and human resources operations and initiatives. We continue to innovate and optimize our technology systems as well as continue to make significant investments in our technology infrastructure to support agility, resilience and growth. AI deployment optimizes supply chain and freight operations, improving demand forecasting, inventory management and route planning to reduce costs and accelerate delivery. These efforts enhance operational efficiency and product availability. We believe our current systems allow us to quickly identify and respond to business trends while maintaining strong defenses against ever-evolving cybersecurity threats. See “Item 1A. Risk Factors—Risks Related to Data Privacy and Information Technology.”
Awareness and Marketing
Bob’s marketing strategy balances immediate performance with long-term brand strength through a full-funnel approach leveraging connected TV, social media, digital channels and first-party data. We employ rigorous analytics focused on acquisition cost, conversion and lifetime value, optimizing channel mix and messaging in real time via multi-touch attribution. Our advertising campaigns emphasize transparent pricing and differentiated value, avoiding promotional discounting to reinforce brand equity. Our creative strategy highlights our highly differentiated in-house capabilities and leverages our agility to rapidly produce, pivot and scale content that supports dynamic product launches and evolving business strategies.
Advertising communicates the transparency, ease and fun of shopping at Bob’s. Using consistent “no gimmicks” messaging and our “Little Bob” brand ambassador, we reinforce and build trust with our customers. Storytelling, often utilizing family-oriented narratives, highlights our product’s role in everyday life, fostering broad resonance and brand credibility. Strategic partnerships with the NFL, NHL and MLB, in addition to our introduction of a Bob’s-branded NASCAR vehicle, expand brand awareness and community integration. For new markets, we also deploy targeted, localized campaigns that blend core messaging with market-specific insights, strengthening visibility and trust as we grow.
Community Impact and Giving Back
We view community impact as a core element of Bob’s identity and long-term strategy. Our commitment extends beyond the customer transaction to include support for the communities in which we operate. Our efforts include local engagement initiatives as we enter new markets, charitable giving and sponsorships focused on families, education and causes aligned with our mission of providing comfort and value, associate-driven programs that empower our employees to contribute meaningfully to local organizations and causes and donations to a local nonprofit organization and school as part of every new store grand opening celebration. Our complimentary in-store cafés are home to our “Café Collections for a Cause” initiative where Bob’s will match every customer dollar donated to a featured charity, up to $75,000. We believe that a strong community presence enhances long-term brand equity and differentiates Bob’s from traditional national retailers, ensuring that growth is accompanied by measurable positive impact.
Intellectual Property
In an effort to establish and protect our brand and other intellectual property rights, we rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements, license agreements and similar contracts to establish and protect our proprietary rights. As of December 28, 2025, we had, or had exclusive licenses to use, over 40

U.S. trademark registrations and applications, including “BOB’S DISCOUNT FURNITURE,” “Oh My Bob!” and “BOB-O-PEDIC.” In order to maintain our U.S. trademark registrations, we must continue to use the marks in commerce on the goods and services identified in the registrations and must make required filings with the U.S. Patent and Trademark Office at intervals specified by applicable statutes and regulations. Failure to comply with these requirements may result in abandonment or cancellation of the registrations.
We also hold the rights to several domain names, including mybobs.com. We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights.
Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.
Employees
As of December 28, 2025, we had approximately 5,950 employees, consisting of approximately 1,123 salaried employees and 4,827 hourly, commissioned or mileage-based employees. As of that date, approximately 4,458 of our employees were based in our stores, 961 of our employees were based in our distribution centers and 531 of our employees were based in our corporate headquarters.
As of December 28, 2025, a total of 257 employees in 12 of our stores were represented by a union or subject to collective bargaining agreements. We have not experienced any work stoppages and we believe that we have good relationships with our employees.
Seasonality
While we believe that our wide assortment of products across our omnichannel platforms makes us less susceptible to seasonal shopping patterns than many retailers, our quarterly results nevertheless vary depending upon a variety of factors, including changes in our product offerings, the opening of new retail locations and shifts in the timing of various events quarter over quarter including holidays, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year. Unique factors in any given quarter may affect period-to-period comparisons between the quarters being compared, and the results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year.
Regulation and Legislation
We are subject to numerous regulations, including labor and employment laws, customs, laws governing truth-in-advertising, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our stores, manufacturing and distribution facilities, in the United States as well as in jurisdictions from which we source products. We monitor changes in such laws and believe that we are in material compliance with laws applicable to our business.
Data Privacy/Security
Numerous state and federal laws, rules, regulations, industry standards and other obligations relating to privacy, data protection and data security govern the collection, dissemination, use, access to, confidentiality and security of personal information, and we are subject to several such obligations. Failure to comply with these obligations, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, industry standards and other obligations are evolving, may conflict with each other to make compliance efforts more challenging and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing and we may become subject to additional requirements and obligations as we expand our operations into new geographic markets. See “Item 1A. Risk Factors—Risks Related to Data Privacy and Information Technology.”
Environmental
We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning land use and environmental factors could delay construction and increase development costs for new stores.

Available Information
We maintain a website at www.mybobs.com. The information on or available through our website is not, and should not be considered, a part of this Annual Report. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) free of charge on the Investor Relations page of our website. These documents are also available on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
The risks and uncertainties set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, results of operations, liquidity and stock price. If any of the following events occur, our business, financial condition, and operating results could be materially and adversely affected, and the trading price of our common stock could decline.

Risks Related to Our Business
We are subject to risks associated with our reliance on foreign manufacturing, suppliers and imports for our products.
We procure the majority of our products from suppliers located outside of the United States. During fiscal year 2025, our primary sourcing markets are Vietnam and the United States, representing approximately 63% and 28% of our product cost volume, respectively, with smaller sourcing markets in Thailand, Malaysia and Cambodia. As a result, our business depends on global trade, as well as trade and other factors that impact the specific countries where our suppliers’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign supplier relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. While we rely on long-term relationships with many of our suppliers, we have no long-term contracts with them and generally transact business with them on an order-by-order basis.
While we have in recent years pursued a geographic diversification of our sourcing and suppliers, including the steady reduction of sourcing from China and increased sourcing from emerging markets such as Malaysia and Thailand, our continued reliance on international suppliers increases our risk that we will not have adequate and timely supplies of various products. Events that have in the past and could in the future cause disruptions to our supply chain include but are not limited to, the imposition of additional trade laws or regulations; public health crises; political instability, international conflicts, acts of terrorism or natural disasters; the imposition of additional duties, tariffs and other charges on imports and exports; foreign currency fluctuations; theft; and restrictions on the transfer of funds. The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of our products, which could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price.
All of our products imported into the United States are subject to import taxes or costs, including new or increased tariffs, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, since the beginning of 2025, the United States government has announced several different measures regarding tariffs, including the imposition of new tariffs on products imported into the United States from a number of countries, including Vietnam, Thailand, Malaysia, Mexico, Canada and could propose additional tariffs or increases to those already in place. For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the United States and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the United States from Vietnam. In addition, in October 2025, the United States government imposed a 25% tariff on imports of certain upholstered wooden furniture imports, which is set to rise to 30% on January 1, 2027. While these tariff obligations on imports of certain upholstered wood furniture are currently replacing the country-specific tariff obligations described above, there is no assurance that tariffs that may be imposed in the future will replace, rather than stack on top of, existing tariff obligations. While, in February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. Government exceeded its authority, thereby invalidating many, but not all, of such tariffs, the U.S. presidential administration has suggested that it will seek to reinstate all or some of such tariffs under alternative legal theories or means. These tariffs, including uncertainty resulting from the February 2026 U.S. Supreme Court ruling, as well as the government’s adoption of “buy national” and similar policies or retaliation by another government against such tariffs or policies could introduce significant uncertainty into the market and may affect the prices of and supply of the products available to us. Tariffs also can impact our suppliers’ ability to source raw materials and other inputs efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of these or future tariffs, pass price increases on to our customers or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.
We face significant competition from national, regional and local retailers of home furnishings.
The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including internet-only retailers, regional or independent specialty stores, dedicated franchises of furniture manufacturers and national department stores. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, social media campaigns and extension of credit to customers on terms more favorable than we offer. Furthermore, some of our competitors have greater financial resources, greater national brand recognition or larger customer bases than we have, and as a result may have a more advanced omnichannel platform, be able to adapt quicker to changes in consumer behavior, have attractive customer loyalty programs and maintain higher profitability in an aggressive low-pricing environment. There can be no assurance that such competitors will not be more successful than us or that we will be able to continue to maintain or enhance our competitive position in the market in the future.
If we fail to successfully anticipate or respond to changes in consumer preferences in a timely manner, our sales may decline.
Sales of our products are dependent upon consumer demand for our product designs, styles, quality and price. Accordingly, our products must appeal to our target customers whose needs, preferences, tastes and trends cannot be predicted with certainty and are subject to change. We continuously monitor changes in home design trends and consumer preferences through attendance at international industry events, internal marketing research, and regular communication with our retailers and design professionals who provide valuable input on consumer tendencies. However, as with all retailers, our business is susceptible to changes in consumer tastes and trends. Our success depends upon our ability to anticipate and respond in a timely manner to fashion trends and consumer behaviors and preferences relating to home furnishings. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could result in a decline in sales and could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures, including inflation, and other business factors on discretionary consumer spending and consumer preferences.
We face numerous business risks relating to macroeconomic factors. Uncertainties in global economic conditions that are beyond our control have in the past impacted discretionary consumer spending and our business and may in the future materially adversely affect our business, financial condition, results of operations, liquidity and stock price. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, inflation, reduction in wages and discretionary income, levels of unemployment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, regulations and new or increased tariffs, including retaliatory tariffs, export controls, volatility of fuel and energy prices, fluctuations in interest rates or currency exchange rates, consumer confidence, closure or restricted operating conditions for businesses, political and economic uncertainty, inclement weather, natural disasters, health epidemics or pandemics and other macroeconomic factors, including geopolitical conditions and regional conflicts. Deterioration in economic conditions, increasing inflation or increasing unemployment levels may reduce the level of discretionary consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. A downturn in the economic environment can also lead to financial instability, increased credit and collectability risk on our receivables, the failure of important partners, including suppliers, manufacturers, logistics providers, and other financial institutions. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
For example, the housing market has and may continue to be impacted by a number of macroeconomic factors, including high interest rates and higher home prices putting pressure on housing affordability and resulting in a decline in existing home sales, inflation, and a shift in consumer spending toward services. Such factors have in the past, and may in the future, contribute to slowdowns in demand for furniture. Our strategies to navigate the impacts of such challenging markets may not be successful and the potential significance and duration of these macroeconomic difficulties is uncertain and further pressures on the housing market could have an adverse impact on our business, financial condition, operating results and prospects.
In addition to its impacts on discretionary consumer spending and use of credit, inflation has affected us, and may in the future further affect us, by increasing our cost of labor, material, transportation, and our general costs. Periods of high or rising inflation have in the past and could in the future adversely affect our operating results. For example, in fiscal year 2022 and fiscal year 2024, we experienced increases in ocean freight rates that impacted our profitability. Our efforts to mitigate such impacts of inflation through price increases and the negotiation of vendor arrangements with more favorable pricing and other terms may not prove effective and may themselves have an adverse impact on our business, financial condition, operating results and prospects by, for example, limiting our ability to strategically adjust price points or by adversely impacting our reputation or results of operations.
If we fail to successfully manage the challenges that our planned new store growth poses or encounter unexpected difficulties or higher costs during our expansion, our operating results and future growth opportunities could be adversely affected.
As of December 28, 2025, we operated 209 stores in 26 states across the United States. Opening new stores is a critical component of our growth strategy and we expect new store growth to be a key driver of our net revenue growth over the long-term. New stores require an initial capital investment from us for store build-outs, fixtures and equipment and other pre-opening expenses. Accordingly, this growth strategy and the investment associated with the development of each new store may cause our operating results to fluctuate and be unpredictable or decrease our profits. We cannot ensure that store locations or leases will be available to us, or that they will be available on terms acceptable to us. If additional retail store locations are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy, or our new stores’ profitability may be lower. Our future operating results and ability to grow will depend on various other factors, including our ability to successfully select new markets and store locations; attract, train and retain highly qualified managers and staff, including guest experience specialists; maintain our reputation of providing quality, safe and compliant products; manage store pre-opening and opening costs, including rising construction costs and costs due to delays in obtaining necessary permits and completing construction; renew existing store leases on terms acceptable to us; and capture anticipated efficiencies in marketing, brand recognition and streamlined supply chains.
In addition, laws or regulations in new markets may make opening new stores more difficult or cause unexpected delays. As we continue to open new stores, the ultimate cost of future store openings and remodeling of existing stores could continue to rise significantly due to construction-related or other reasons, including construction and other delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, governmental or permitting delays, weather interference, fires or other casualty losses and unanticipated cost increases. We cannot guarantee that any project will be completed on time, and delays in store openings have had, and may in the future have, a negative impact on our business and operating results. In addition, consumers in new markets may be less familiar with our brand, and we may need to increase brand awareness in such markets through additional investments in advertising or high-cost locations with more prominent visibility.
Our business requires that we lease substantial amounts of space, and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
We lease all of our retail stores, distribution centers, corporate headquarters and certain equipment under operating and finance leases. Our retail stores are generally leased from third parties, with typical initial lease terms of approximately 10 to 15 years with options to renew for three successive five-year periods. Historically, we have been able to negotiate favorable rental rates and terms due in large part to the general state of the economy, the availability of vacant retail sites, strong and longstanding landlord relationships, our careful identification of favorable lease opportunities and, in the case of our corporate headquarters, certain incentives and subsidies offered by local and state governments. While we continually seek to identify the most advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost sites or obtain favorable lease terms.
Our current lease obligations are substantial and, as we grow the number of our retail stores, our lease expenses will increase and significant capital expenditures will be required. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Our substantial lease obligations, including increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences to our business, including without limitation:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing profitability;
•limiting our ability to obtain financing;
•limiting our flexibility in planning for, or reacting to changes in, our business, or in the industry in which we compete; and
•placing us at a disadvantage with respect to some of our competitors who sell their products exclusively online.
We are dependent upon the ability of our third-party suppliers to meet our requirements; any failures by these producers, or the unavailability of suitable suppliers at reasonable prices or limitations on our ability to source from third-party vendors, may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net revenues.
We source substantially all of our products from non-exclusive, third-party suppliers, many of which are located in foreign countries. Although we have long-term relationships with many of our suppliers, we must compete with other companies for the production capacity of these independent manufacturers. We regularly depend upon the ability of third-party suppliers to secure a sufficient supply of raw materials, develop a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production and quality in third-party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net revenues.
We also require third-party suppliers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, failure by our independent manufacturers to adhere to ethical labor or other laws or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.
If we or our suppliers fail to adhere to the quality standards that we set for our products, or the applicable legislative or regulatory frameworks regarding product safety, we could be subject to investigations, litigation, write-offs, recalls or boycotts of our products, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.
We do not control the operations of our suppliers. Although we conduct due diligence including third-party factory audits at the outset of and annually during our engagement of suppliers and require our suppliers to certify compliance with applicable laws and regulations, we cannot guarantee that our suppliers will comply with applicable laws and regulations or operate in a legal, ethical and responsible manner. Violation of applicable laws and regulations by our suppliers or their failure to operate in a legal, ethical or responsible manner, could expose us to legal risks, cause us to violate laws and regulations and reduce demand for our products if, as a result of such violation or failure, we attract negative publicity. In addition, the failure of our suppliers to adhere to the quality standards that we set for our products, or any actual, potential or perceived product safety concerns, could lead to government investigations, litigation, write-offs and recalls, which could damage our reputation and our brand, increase our costs, and otherwise adversely affect our business.
Despite our continual efforts to deliver our customers satisfying experiences in our stores, we may fail to maintain the necessary level of quality for some of our products in order to satisfy our customers. For example, we might not identify a quality deficiency before merchandise ships to our stores or customers. Our failure to supply high quality products, our announcement of product recalls, or any perception that we are not adequately maintaining our sourcing and quality control processes in order to anticipate product quality issues, could adversely impact our customers’ perception of value or applicable government requirements could trigger high rates of customer complaints or returns, which could in turn damage our reputation and brand image, result in customer litigation (including class-action lawsuits), and harm our business. With the growth in importance and the impact of social media, the magnitude of such harm to our business, reputation and brand image may be significantly amplified.
Our failure to successfully anticipate merchandise returns might have a negative impact on our business.
We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected and reserved for by management, additional sales returns might be recorded in the future. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to differ from merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could have a material adverse effect on our business, reputation and operating results.
Any disruption in our distribution capabilities, supply chain or our related planning and control processes may adversely affect our business, financial condition and operating results.
Our success is highly dependent on our planning and distribution infrastructure, which includes the ordering, transportation and distribution of products and the ability of suppliers to meet distribution requirements. If we are not able to manage our distribution centers successfully, our business, financial condition and operating results may be adversely impacted. As we add distribution centers, we may incur unexpected costs, and our ability to distribute our products may be adversely affected. Further, in addition to our distribution centers, our distribution infrastructure also includes 48 third-party delivery depots as of December 28, 2025. Accordingly, our ability to deliver inventory in a timely manner and meet customer demand is also dependent on our last mile delivery partners. Non-performance by, or loss of, one or more third-party delivery depots could negatively impact our financial performance or financial condition. Any disruption in operations at our distribution centers or third-party delivery depots could have an adverse impact on our business, financial condition, results of operations, liquidity and stock price.
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. In recent years, global ports, trade lanes and U.S. ports have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events and natural disasters. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.
We need to continue to identify and improve our processes and supply chain and ensure that our distribution infrastructure and supply chain can keep pace with our anticipated growth and increased number of stores. The cost of these enhanced processes could be significant and any failure to maintain, grow or improve them could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price. Due to continued growth, we continue to add additional, and expand existing, distribution centers as needed to support our operations. Increasing the size and number of our distribution centers may decrease the efficiency of our distribution operations and increase associated costs.
In addition, our success is also dependent on our ability to provide timely delivery to our customers. Our business could also be adversely affected if fuel prices increase or there are delays in product shipments due to freight difficulties, inclement weather, strikes by our associates or associates of third parties involved in our supply chain, or other difficulties. If we are unable to deliver products to our customers on a timely basis, they may decide to purchase products from our competitors instead of from us, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

Significant fluctuations in the price, availability and quality of raw materials and components, or other fluctuations in sourcing or distribution costs, could adversely affect our profits.
The primary materials our suppliers use to produce and manufacture our products include various woods and wood products, resin, steel, leather, various fabrics including cotton, and certain oil-based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply and demand trends, transportation costs, including due to increased fuel and energy prices, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, including regional conflicts, and other unforeseen circumstances. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, tariffs and trade restrictions, public health crises, or other unpredictable factors. Any supply chain disruptions could materially adversely impact the ability of our suppliers to fulfil our orders in a timely manner, if at all, and could lead to increased prices, which we may not be able to pass through to our customers and may negatively impact our gross margins.
Imported finished goods represent approximately 76% of our consolidated net revenues for fiscal year 2025. The prices paid for these imported products include inbound freight. Elevated ocean freight container rates may be impacted by container supply and elevated demand. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of the cost increases which would adversely impact operating income. Furthermore, supply chain disruptions could materially adversely impact our vendors’ manufacturing production and fulfillment of backlog.
Our success depends substantially upon the continued retention of our key personnel, including our executive officers.
We are currently managed by a group of experienced senior executives, including our President and Chief Executive Officer (“CEO”), Bill Barton, and other key team members with substantial knowledge and understanding of the industry sector in which we operate. We believe that our success has depended and continues to depend to a significant extent on the efforts and abilities of our key personnel, including our executive officers, and the loss of the services of one or more of our executive officers could have a material adverse effect on us and would be potentially disruptive to our business until such time as a suitable replacement is hired. Any future changes to our key personnel, including our executive officers, or our failure to engage in effective succession planning may be disruptive to our business, including by distracting management from our core business and effective employee productivity. Further, we may have difficulty identifying, attracting and integrating new executives to replace any losses of our existing executive officers, all of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
Our success depends upon our ability to attract, hire, train, and retain highly qualified managers and staff.
Our success depends in part on our ability to attract, hire, train and retain qualified managers and staff, including our guest experience specialists. Purchasing furniture is an infrequent event for consumers, and the typical consumer in these groups has limited knowledge of the range, characteristics and suitability of the products available before starting the purchasing process. Therefore, consumers in the furniture business expect to have sales associates serving them who are knowledgeable about the entire assortment of products offered by the retailer and the process of choosing and delivering the furniture.
Each of our stores is managed by a store manager who uses his or her experience and knowledge of local market dynamics to adjust their store in a way that is most likely to increase net revenues and profitability. Our store managers are also expected to anticipate, gauge and quickly respond to changing consumer demands in these markets. Further, it generally takes a substantial amount of time for our store managers to develop the entrepreneurial skills that we expect them to have in order to make our stores successful.
Any failure by us to attract, hire, train, and retain highly qualified managers and staff could adversely affect our operating results and future growth opportunities, and any increased labor costs due to competition, increased minimum wage (including various federal, state, and local actions to increase minimum wages), associate benefit costs, unionization activity, or other factors would adversely impact our operating expenses.
Our business operations depend on good relations with our employees.
As of December 28, 2025, a total of 257 of our employees in 12 of our stores are represented by a union or subject to collective bargaining agreements. We believe that we have good relations with our employees and that these good relations contribute to the success of our operations. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or distribution centers or within certain regions. Responding to such organizational activity may distract management and employees and may have a negative financial effect on our business, financial condition or results of operations.
The effects of weather conditions, natural disasters or other unexpected events, including public health crises, may disrupt our operations and have a negative impact on our business.
The effects of global climate change, such as extreme weather conditions and natural disasters occurring more frequently or with more intense effects, or the occurrence of unexpected events including wildfires, tornadoes, hurricanes, earthquakes, floods, tsunamis and other severe hazards could adversely affect our business, financial condition, results of operations and cash flows. Extreme weather, natural disasters, power outages or other unexpected events could disrupt our operations by causing physical damage and partial or complete closure of our retail stores, store support center or distribution centers, loss of human capital, temporary or long-term disruption in the supply of products and services and disruption in our ability to deliver products and services to customers. These events and disruptions could also adversely affect our customers’ and suppliers’ financial condition or ability to operate, resulting in reduced customer demand, delays in payments received or supply chain disruptions, including adverse effects on our ability to stock our stores and deliver products to our customers. Further, these events and disruptions could increase insurance and other operating costs, including impacting our decisions regarding construction of new facilities to select areas less prone to climate change risks and natural disasters, which could result in indirect financial risks passed through the supply chain or other price modifications to our products and services.
Public health crises in the United States or countries where we source or sell products could adversely affect our operations and financial performance. Further, any national, state or local government mandates or other orders taken to minimize the spread of a public health crisis could restrict our ability to conduct business as usual, as well as the business activities of our customers and key suppliers, including the potential for labor shortages. In particular, the ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such public health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.
We will require significant capital to fund our expanding business and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could limit our ability to grow. If we are unable to maintain sufficient levels of cash flow or if we are unable to meet our debt service obligations under our revolving credit facility, we may not meet our growth expectations or we may require additional financing, which could adversely affect our financial health and impose covenants that limit our business activities.
We have historically financed capital expenditures primarily with funding from cash generated by operations, and borrowings under our $125.0 million asset based revolving credit facility (the “Revolving Credit Facility”). We plan to continue investing for growth, including opening new stores, remodeling existing stores, adding staff, adding distribution center capacity, upgrading our information technology systems and other infrastructure, and strategic acquisitions. These investments will require significant capital, which we plan on funding with cash flow from operations and borrowings under our Revolving Credit Facility, pursuant to which we had $124.4 million of available borrowing capacity as of December 28, 2025.
If our business does not generate sufficient cash flow from operations to fund these activities or if these investments do not yield cash flows in line with past performance or our expectations, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be curtailed, and we may need to delay, limit or eliminate planned store openings or operations or other elements of our growth strategy. If we raise additional capital by issuing equity securities or securities convertible into equity securities, our stockholders’ ownership would be diluted.
Further, our ability to pay interest on and principal of our debt obligations under our Revolving Credit Facility will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If we do not generate sufficient cash flow from operations to satisfy such debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments, or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. From time to time, capital markets may experience periods of disruption and instability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.

Inability to maintain and enhance our brand may materially adversely impact our business.
Maintaining and enhancing our brand is critical to our ability to expand our base of customers and may require us to make substantial investments. Our advertising campaigns utilize digital marketing, direct mailing, television and on-air radio, and other media to maintain and enhance our existing brand equity. We cannot provide assurance that our advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs or will be successful (regardless of the costs we incur). If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be materially adversely affected.
Furthermore, our brand may be damaged by a variety of incidents, such as actions taken (or not taken) by us with respect to social, environmental, and community outreach initiatives, customer service, health, safety, welfare, social justice, political activism, environmental and climate change issues, or otherwise; litigation and legal claims; growth or rebranding strategies; development efforts in domestic and foreign markets; and the ordinary course operation of our businesses. Other incidents that could be damaging to our brand may arise from events that are beyond our ability to control, such as actions taken (or not taken) by one or more current or former officers, employees or subcontractors or other individuals associated or perceived to be associated with us; security breaches or other fraudulent activities associated with us or our systems; third-party misappropriation, dilution, infringement or other violation of our intellectual property; or illegal activity. Any of these incidents may damage our brand even if unjustified or untruthful or out of our control, and the damage caused may not be able to be mitigated regardless of whether or how we respond. Customer demand for our products could diminish significantly if any such incidents or other matters erode customer confidence in us or our products and cause our business, operating results and financial condition to be materially adversely affected.
We rely on third parties, such as search engines and social media platforms and related service providers, to drive traffic to our website, and these third parties may change their algorithms, pricing or policies in ways that could, or the actions of these third parties or our use of them could otherwise, negatively impact our business, results of operations, financial condition and prospects.
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our brand, grow our business, attract new customers and retain existing customers. In particular, we rely on search engines, such as Google, and social media platforms such as Instagram, Facebook, TikTok and Pinterest as important marketing channels. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively market through these channels. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our social media influencer partners will be interested in buying our products. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
Our efforts to use digital advertising may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary information, the posting of negative comments about our brand, the exposure of personally identifiable information, fraud, use of out-of-date information or failure to comply with regulations regarding such practices. Furthermore, laws and regulations, including Federal Trade Commission enforcement, rapidly evolve to govern digital advertising, including the use of social media and influencers. The failure by us or our personnel, influencers or other representatives to abide by applicable laws and regulations when engaging in digital advertising, including using social media, could adversely impact our reputation, marketing collaborators, financial condition and results of our operations or subject us to fines or other penalties. Negative or false commentary about us may be posted on social media platforms and may harm our reputation or business. Customers value readily available information and often act on such information without affording any opportunity for redress or correction. The inappropriate use of social media vehicles by us, customers, employees or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. The occurrence of any such developments could have a material adverse effect on our business.

If we are unable to effectively manage our eCommerce platform and digital marketing efforts, our reputation and operating results may be harmed.
Our eCommerce sales channel represented approximately 15% of total net revenue in fiscal year 2025. We believe eCommerce offers a significant growth opportunity and our strategy includes investment in and expansion of our digital platform and eCommerce sales channel. The success of our eCommerce sales channel depends, in part, on third parties and factors over which we have limited control. We must continuously respond to changing consumer preferences and buying trends relating to eCommerce usage, including an emphasis on mobile eCommerce. Our success in eCommerce has been strengthened in part by our ability to leverage the information we have on our customers to infer customer interests and affinities such that we can personalize the experience they have with us. We also utilize digital advertising to target internet and mobile users whose behavior indicates they might be interested in our products. Current or future legislation may reduce or restrict our ability to use these techniques, which could reduce the effectiveness of our marketing efforts. For more information, see “—Risks Related to Data Privacy and Information Technology.”
We are also vulnerable to certain additional risks and uncertainties associated with our eCommerce and mobile websites and digital marketing efforts, including: changes in required technology interfaces; website downtime and other technical failures; internet connectivity issues; costs and technical issues as we upgrade our website software; changes in online tracking technologies; computer viruses; supplier reliability; changes in applicable privacy laws and regulations; compliance costs related to maintaining a reasonable privacy and data security program that addresses constantly evolving legal requirements; security breaches; and customer privacy concerns. We must keep up to date with competitive technology trends and opportunities that are emerging throughout the retail environment, including the use of new or improved technology, evolving creative user interfaces, and other eCommerce marketing trends such as paid search, re-targeting, and the proliferation of mobile usage, among others.
We expect to continue to invest capital and other resources in our eCommerce sales channel, but there can be no assurance that our initiatives will be successful or otherwise succeed in driving sales or attracting customers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales or margin in our eCommerce sales channel, require us to impair certain assets, and damage our reputation and brands.
Our business exposes us to personal injury, product liability and warranty claims and related governmental investigations, which could result in negative publicity, harm our brand and adversely affect our business, financial condition, and operating results.
Our stores and distribution centers are warehouse environments that involve the operation of forklifts and other machinery and the storage and movement of heavy products, all of which are activities that have the inherent danger of injury or death to associates or customers despite safety precautions, training and compliance with federal, state and local health and safety regulations. While we have insurance coverage in place in addition to policies and procedures designed to minimize these risks, we may nonetheless be unable to avoid material liabilities for an injury or death arising out of these activities.
In addition, we face an inherent risk of exposure to product liability or warranty claims or governmental investigations in the event that the use of our products is alleged to have resulted in economic loss, personal injury or property damage or violated environmental or other laws. If any of our products prove to be defective or otherwise in violation of applicable law, we may be required to recall such products and be subject to legal action. Further, our suppliers or international manufacturers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any product liability claims asserted against us could, among other things, harm our reputation, damage our brand, cause us to incur significant costs, and have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
We maintain a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate or that additional warranty reserves will not be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
Our products are delivered to customer homes by our third-party delivery partners. While we believe we have appropriate indemnification and risk management practices in place, such activities involve liability and reputational risk, which could adversely affect us.

Unfavorable allegations, government investigations and legal actions surrounding our products and us could harm our reputation, impair our ability to grow or sustain our business, and adversely affect our business, financial condition, and operating results.
We rely on our reputation for offering great value, superior service and a broad assortment of high-quality, safe products. If we become subject to unfavorable allegations, government investigations or legal actions involving our products or us, such circumstances could harm our reputation and our brand and adversely affect our business, financial condition, results of operations, liquidity and stock price. If this negative impact is significant, our ability to grow or sustain our business could be jeopardized.
Negative publicity surrounding product matters, including publicity about other retailers, may harm our reputation and affect the demand for our products. In addition, if more stringent laws or regulations are adopted in the future, we may have difficulty complying with the new requirements imposed by such laws and regulations, and in turn, our business, financial condition, and operating results could be adversely affected. Moreover, regardless of whether any such changes are adopted, we may become subject to claims or governmental investigations alleging violations of applicable laws and regulations. Any such matter may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations. Any one of these results could negatively affect our business, financial condition, and operating results and impair our ability to grow or sustain our business.
If we are unable to manage our inventory levels and products, including with respect to our omnichannel operations, there could be a material adverse effect on our business, financial condition, operating results and prospects.
Inventory levels in excess of customer demand may result in lower than planned financial performance. We may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at prices that are significantly lower than our retail prices, any of which would negatively impact our business and operating results. Alternatively, if we underestimate demand for our products, we may experience inventory shortages resulting in delays in fulfilling customer demands and replenishing to appropriate inventory levels, missed sales and lost revenues. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market or to constraints in our supply chain if our suppliers do not have the capacity to handle elevated levels of demand for part or all of our orders or could experience delays in production for our products. Many of our products require that we provide suppliers with significant ordering lead times, and we may not be able to source sufficient inventory if demand for a product is greater than anticipated. Continued or lengthy delays in fulfilling customer demand could cause our customers to shop with our competitors instead of us, which could harm our business. Either of these events could significantly affect our operating results and brand image and loyalty.
We are obligated to develop and maintain proper and effective disclosure controls and procedures and internal control over financial reporting. Our controls and procedures may not be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
We recently completed the initial public offering of our common stock (the “IPO”). As a result, we are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the early stages of the costly and intensive process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the value of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the end of the fiscal year that the Company qualifies as either an accelerated or large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate our consolidated financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.
The accuracy of our audited consolidated financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies and estimates are inaccurate.
The preparation of audited consolidated financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our audited consolidated financial statements and accompanying notes. Our critical accounting policies and estimates, which are included in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and methods used in the preparation of our audited consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our audited consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.
Fluctuations in foreign currency could have an adverse impact on our business.
We procure a significant portion of our products from foreign suppliers who source their raw materials in currencies other than the U.S. dollar. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results reflected in our U.S. dollar-denominated financial statements. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange rate fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.
Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations may impact our effective tax rate or may adversely affect our business, financial condition, and operating results.
Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price. For example, on July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations and cash flows. Regulatory guidance under the OBBBA, and potentially additional tax-related legislation, is forthcoming, and any such guidance or legislation could ultimately increase or lessen the impact of these laws on our business and financial condition. In the ordinary course of business, we are subject to tax examinations by various governmental tax authorities. Developments in tax policy or trade relations could also have a material adverse effect on our business, results of operations and liquidity. We may not be able to fully or substantially mitigate the impact of tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our suppliers, our cost of goods sold and results of operations.

Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market, our future growth opportunities may be limited.
We have determined our total addressable market based on, among other things, our analysis of the historical market size of the United States home furnishings industry, our observation and analysis of recent trends, customer behaviors and customer satisfaction, our estimates and expectations concerning future growth of the U.S. home furnishings industry as well as other information derived from third-party research. As a result, our estimated total addressable market is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates, as well as the estimates and forecasts herein relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our total addressable market is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
Our current retail markets and other markets that we may enter in the future may not achieve the growth and profitability we anticipate.
We may remodel and relocate existing stores and experiment with new store formats and may from time to time close underperforming stores. Profitability of new, remodeled, relocated and new format stores will depend on lease rates and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. Such remodeling or relocation of existing stores may result in increased volatility in certain of our financial and operating metrics. If we do not meet our sales or earnings expectations for these stores or businesses, we have in the past incurred and may in the future incur charges for the impairment of long-lived assets, the impairment of right-of-use (“ROU”) lease assets, the impairment of goodwill, or the impairment of other intangible assets.
Our ability to attract customers to our stores depends on successfully locating our stores in suitable locations. Any impairment of a store location, including any decrease in customer traffic, could cause our sales to be lower than expected.
We believe that our stores and customers’ store experience are key for generating and increasing revenue. We plan to grow our store base across both new and existing markets by opening new stores in areas with existing home furnishings demand. Each new store site selection is based on an opportunity assessment that considers, among other things, real estate availability, brand awareness, competitive positioning and customer segmentation. Revenues at these stores are derived, in part, from the volume of foot traffic in these locations. Store locations may become unsuitable due to, and our revenue volume and customer traffic generally may be harmed by, among other things:
•economic downturns in a particular area;
•competition from nearby retailers selling similar products;
•changing customer demographics in a particular market;
•changing preferences of customers in a particular market;
•the closing or decline in popularity of other businesses located near our stores;
•reduced customer foot traffic outside a store location; and
•store impairments due to natural disasters, pandemic, terrorism, protest or periods or civil unrest.
Even if a store location becomes unsuitable, we will generally be unable to cancel the long-term lease associated with such store, which could negatively impact our financial results.
Disruption in the financial markets could have a material adverse effect on customer demand and our ability to refund customer deposits.
We collect deposits from our customers at the time of purchase and in advance of delivering merchandise to the customer. As of December 28, 2025 we had approximately $70.7 million in customer deposits. If there were disruptions in the financial markets or economy that led to significant customer order cancellations, there can be no assurance that we will have the cash or cash equivalents to refund all customer deposits for canceled orders. If we are unable to refund customer deposits or use our customer deposits as a source of funding for our operating activities, our reputation and brand may be damaged and our funding costs may increase, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
Risks Related to Data Privacy and Information Technology
Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
We collect, use, transfer or otherwise process proprietary, confidential and sensitive information, including personal information from our customers, employees, contractors, vendors and other third parties, which subjects us to evolving and complex data privacy and security obligations, including various laws, regulations, guidance, industry standards, external and internal privacy policies, contracts and other obligations that govern the processing of such information in connection with our business.
In the United States, numerous federal and state laws and regulations apply to our processing of personal information, including state data breach notification laws, employee privacy law and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act of 1914, as amended). At the state level, the privacy and data protection landscape is changing rapidly, and many states have enacted comprehensive privacy laws. For example, California has adopted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (together, the “CCPA”), which gives California residents certain privacy rights in the collection and use of their personal information and requires businesses to make certain disclosures, limit their use of personal information, and take certain other acts in furtherance of those rights. The CCPA provides for civil penalties for violations, as well as a private right of action in connection with certain data breaches, and establishes a regulatory agency authorized to implement and enforce the CCPA. In addition, almost 20 other states have adopted similar comprehensive privacy laws, which may require companies to change their practices for collecting and handling personal information, including allowing consumers to request that we delete certain personal information and enable consumers to opt out of certain uses of their personal information, including targeted advertising.
Moreover, we are subject to certain U.S. state laws regarding the processing of biometric identifiers, including the Illinois Biometric Information Privacy Act (“BIPA”), which applies to the collection and use of “biometric identifiers” and “biometric information” which include fingerprints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have a publicly available, written policy with respect to the retention and destruction of all biometric identifiers and biometric information, and must ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection. Individuals are afforded a private right of action under BIPA and may recover statutory damages and reasonable attorneys’ fees and costs. Several class action lawsuits have been brought under BIPA, including against our business, as the statute is broad and still being interpreted by the courts.
All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, and divert resources from other initiatives and projects, all of which may adversely affect our results of operations. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply with any of these laws and regulations could result in enforcement actions against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
There are many other federal and state-based data privacy and security laws and regulations that may impact our business, including laws, regulations and standards covering marketing, advertising and other activities conducted by telephone, email, mobile devices and the Internet, such as the Federal Communications Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act (“CIPA”). For example, the CAN-SPAM Act and the TCPA impose specific requirements on communications with consumers. The TCPA and analogous state laws impose various consumer consent requirements and other requirements on certain communications with consumers by phone or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (FCC) or statutory damages of up to $1,500 per violation imposed through private litigation or by state authorities. The TCPA provides for substantial penalties and statutory damages and has generated significant class action activity. The costs of litigating and/or settling a TCPA or similar legal claim could be significant. There has also been a noticeable uptick in class action litigation wherein plaintiffs have utilized a variety of laws, including state wiretapping laws such as CIPA, in relation to companies’ use of tracking technologies, such as cookies and pixels. Actual or perceived failure to comply with requirements relating to marketing, advertising, electronic communications and the Internet, could subject us to legal proceedings, which could result in adverse publicity, substantial monetary damages and legal defense costs, injunctive relief and fines or penalties.
If our efforts to protect the privacy and security of information related to our customers, us, our employees, our associates, our suppliers and other third parties are not successful, we could become subject to litigation, investigations, liability and negative publicity that could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, and operating results.
Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, customer preferences and payment card data, as well as other confidential information related to us, our associates, our suppliers and other third parties, some of which is entrusted to third-party service providers and vendors that provide us with technology, systems and services that we use in connection with the receipt, storage and transmission of such information. Techniques used for cyber-attacks designed to gain unauthorized access to these types of sensitive information by breaching or sabotaging critical systems of organizations, including those that use artificial intelligence, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive security measures. High profile security breaches leading to unauthorized release of sensitive information have occurred in recent years with increasing frequency and sophistication at a number of major U.S. companies, including several large retailers, as well as our business.
Despite our security measures and those of third parties with whom we do business, our respective systems and facilities and those of our third-party vendors have been and may in the future be vulnerable to security incidents, disruptions, cyberattacks, ransomware, data breaches, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Unauthorized parties or rogue insiders may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deception targeted at our customers, associates, suppliers and service providers. Any such, incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost, stolen or rendered, permanently or temporarily, inaccessible.
An actual or anticipated attack or security incident may cause us to incur additional costs, including costs related to diverting or deploying personnel, implementing preventative measures, training associates and engaging third-party experts and consultants. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines, other regulatory sanctions and lawsuits. Further, any security breach incident could expose us to risks of data loss, regulatory and law enforcement investigations, enforcement actions, litigation (including class claims) and liability and could seriously disrupt our operations and result in negative publicity, any of which could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition, results of operations, liquidity and stock price. Insurance policies that may provide coverage with regard to such incidents may not cover any or all of the resulting financial losses.
A material disruption in our information systems, including our website, could adversely affect our business or operating results and lead to reduced net revenues and reputational damage.
We rely on our information systems to process transactions, summarize our results of operations and manage our business. In particular, our website is an important part of our integrated connected customer strategy and customers use these systems as information sources on the range of products available to them and as a way to order our products. In addition, we rely on our enterprise resource planning, telecommunications, inventory tracking, billing and other information systems to track transactions, billing, payments, inventory and a variety of day-to-day business decisions. Therefore, the reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. However, our information systems are subject to damage or interruption from planned upgrades in technology interfaces, power outages, computer and telecommunications failures, computer viruses, cyber-attacks or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our associates. If our information systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer losses of critical data and/or interruptions or delays in our operations.

In addition, to keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. Moreover, the successful execution of some of our growth strategies, in particular the expansion of our connected customer and online capabilities, is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems. If we encounter implementation or usage problems with these new systems or other related systems and infrastructure, or if the systems do not operate as intended, do not give rise to anticipated benefits, or fail to integrate properly with our other systems or software platforms, then the costs of such new information technology systems may be more than we anticipate. Any disruption in our information systems, or delays or difficulties in implementing or integrating new systems or enhancing or expanding current systems, could have a material adverse effect on our business and our operating results and could lead to reduced net revenues and reputational damage.
We rely on a variety of information technologies to operate our business, and our inability to successfully adopt new or improved technologies in a timely fashion may weaken our ability to effectively compete or otherwise adversely affect our business, financial condition, and operating results.
We are not able to forecast the utility or impact of new or improved technologies in our business, including changes in consumer or employee behavior facilitated by these technologies. In light of the increased public interest and technological advancements in artificial intelligence and other similar technologies, our failure to efficiently incorporate such technologies into our business at the same pace as our competitors may result in our competitors obtaining significant competitive advantages over us and result in deterioration of our financial performance. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these technologies or their impact on our business. We may incorporate traditional or generative artificial intelligence solutions into our business, and these solutions may become important in our operations over time. Our incorporation of such technologies into our business may require substantial resources to be expended and divert the attention of our management and may also prove to be unsuccessful or even harmful to our business, including by producing inaccurate data or results. The use of these artificial intelligence solutions may expose us to additional risks and expenses, including if we were to incorporate artificial intelligence technologies that we become dependent on or fail to adopt artificial intelligence in a timely or effective manner, and may also increase the risk that we become subject to claims that we violate third-party intellectual property, publicity or data rights, or consumer class actions and other consumer claims. There has also been increased scrutiny from regulators and other bodies regarding the use of data in connection with artificial intelligence and similar technologies and around use of personal data in a manner that may involve identifying, tracking or marketing to individuals. The legal regimes and enforcement actions associated with artificial intelligence continue to change rapidly and may not be predictable. If we adopt such technologies, public perception that using artificial intelligence is unethical, insecure, biased or otherwise inappropriate—whether justified or not—could harm our reputation, increase scrutiny from or actions by regulators, consumer groups or other third parties, increase the scope of regulation or government restrictions affecting us, involve us in litigation or otherwise have a material adverse impact on our businesses or financial position.
We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including credit cards, cash, private label credit, debit cards, gift cards, Affirm, Klarna and physical bank checks. These payment options subject us to many compliance requirements, including, but not limited to, compliance with the Payment Card Industry Data Security Standard, which represents a common set of industry tools and measurements to help ensure the safe handling of sensitive payment information, and compliance with contracts with our third-party processors. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and increase our operating costs and we may be unable to pass through these costs to customers. These payment options also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and gift cards, and it could disrupt or harm our business if these companies become unwilling or unable to provide these services to us, experience a data security incident or fail to comply with applicable rules and industry standards. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems (or those of our third-party processors) or payment card information of our customers are breached or compromised, we may face civil liability, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, lose our ability to accept credit cards and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and we could lose the confidence of customers and our business, each of which could adversely affect our financial condition, and operating results.
We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.
Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical business computer systems or back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.
Despite our security measures and those of third parties with whom we do business, our information technology systems and facilities have in the past, and may in the future, become subject to security incidents or attacks and related system and operational disruptions. An actual or anticipated attack or security incident, as well as the responses we take to mitigate the risks and consequences therefrom, may result in disruptions to our operations and cause us to incur additional costs, including costs related to diverting or deploying personnel and engaging third-party experts and consultants. We may not be able to recover from our insurance all of the potential financial losses from such incidents, if we are able to recover such losses at all. For example, in September 2024, we experienced a cybersecurity incident in response to which the Company acted promptly to disconnect certain of the Company’s information technology systems to stop further unauthorized access. As a result of this information technology system outage, the Company’s operations were interrupted and our operating results, particularly comparable sales, for the third quarter of fiscal year 2024 were adversely impacted. The timing and amount of any additional insurance recoveries with respect to this event beyond our receipt in fiscal year 2025 of $5.1 million in insurance recoveries for lost profits and additional costs is uncertain.
Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer systems or otherwise, could severely hurt our business.
Certain aspects of our business involve the receipt, storage and transmission of customers’ personal information and customer preferences, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, have been subject to and may in the future be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify these cybersecurity risks.
An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable information about customers or other sensitive data could occur and have a material adverse effect on our reputation, lead to substantial financial losses from remedial actions, and lead to a substantial loss of business and other liabilities, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines, other regulatory sanctions and lawsuits.
Risks Related to Our Intellectual Property
Our intellectual property rights are valuable, and any failure to protect them could reduce the value of our products and brand and harm our business.
We regard our intellectual property as having significant value, and our brand is an important factor in the marketing of our products. We rely on trademark, trade secret and other intellectual property protections, agreements and other methods with our employees and others to protect our proprietary rights. For a variety of reasons, we might not be able to obtain protection in the United States or internationally for all of our intellectual property. We cannot assure you that the steps we take to protect our trademarks or other intellectual property will be adequate to prevent others from copying or using our trademarks or other intellectual property without authorization, which could harm the value of our brand, our competitive advantages or our business.
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights, confidential information or other proprietary rights. We have in the past initiated, and may in the future initiate, claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights, confidential information or proprietary rights or to establish the validity of such rights. We have from time to time encountered other retailers selling products substantially similar to our products or misrepresenting that the products such retailers were selling were our products. We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to prevent some infringement of our rights by others (especially with respect to infringement by non-United States entities with no physical United States presence and in countries outside of the United States that do not have laws to protect against “squatting,” or in “first-to-file” nations where trademark rights can be obtained despite a third party’s prior use), including imitation of our products and misappropriation of our images and brand. Despite our efforts, we also may be unable to prevent former employees, consultants or independent contractors from infringing upon, misappropriating, disclosing or otherwise violating our intellectual property rights, confidential information and other proprietary rights.
If we are unable to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position could suffer. The costs of defending and enforcing our intellectual property assets may incur significant time, legal expense and other resources, including the attention of our management. While we take steps to protect and enforce our intellectual property rights, because of factors beyond our control, we may not be entirely successful in protecting our intellectual property, enforcing our rights or collecting on judgments.
If we are unable to protect, acquire, use or maintain our marks and domain names for our sites, our business and operating results could be harmed.
We are the owner of various trademarks for our brands and hold trademark registrations in the United States and Canada, but we have not sought registrations for our trademarks in all major jurisdictions worldwide. We also own the Internet domain name registrations for the Bob’s Discount Furniture websites such as mybobs.com. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through registration (or in some jurisdictions such as the United States, use) in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “Bob’s Discount Furniture” or similar marks in countries where we have not yet obtained applicable trademark registrations. There is also a risk that our growth could be limited or unavailable due to preexisting third-party intellectual property rights, whether registered or unregistered.
Third parties may use trademarks and brand names similar to our trademarks and brand names, and any potential confusion as to the source of goods or services could have an adverse effect on our business and may inhibit our ability to build name recognition in our markets of interest. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products which could result in the loss of brand recognition and could require additional resources devoted to advertising and marketing new brands.
We may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons, and our trademarks may be found invalid or unenforceable. A judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. Third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our sales and marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities, and significant damages, treble damages and attorneys’ fees and costs could be awarded as a result of such claims. Moreover, United States or foreign trademark offices may refuse to grant existing and future trademark applications and may cancel or partially cancel trademark registrations.
We may be involved in disputes from time to time relating to our intellectual property and the intellectual property of third parties.
We are and may continue to become parties to disputes from time-to-time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties have and may raise future claims against us alleging infringement or violation of the intellectual property of such third party, including assertions that our products or marketing activities infringe or violate such third party’s intellectual property rights. The asserted claims and/or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our marketing materials, products or components of such products. Regardless of the merit of the claims, if our marketing materials or products are alleged to infringe or violate the intellectual property rights of other parties, we could incur substantial costs and we may have to, among other things: (a) obtain licenses to use such intellectual property rights, which may not be available on commercially reasonable terms, or at all; (b) redesign our products or change our marketing activities to avoid infringement or other violations of the intellectual property rights of others; (c) stop using the subject matter protected by the intellectual property held by others; or (d) pay significant compensatory and/or enhanced damages, attorneys’ fees and costs.
Even if we prevail in such disputes, the costs we incur in defending such dispute may be material and costly. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating any such intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit.
Risks Related to Our Indebtedness
The ABL Credit Agreement contains covenants, which may restrict our current and future operations and could adversely affect our ability to execute our business needs.
The Revolving Credit Agreement, dated as of February 12, 2014, as amended, among BDF Acquisition Corp., as borrower, Royal Bank of Canada, as administrative agent and collateral agent, the lenders from time to time party thereto, and the other parties thereto (the “ABL Credit Agreement”) contains restrictive covenants that limit our ability to, among other things, incur certain additional indebtedness, make certain investments, merge, dissolve, liquidate or consolidate all or substantially all of our assets, make certain dispositions or restricted payments, enter into certain transactions with affiliates, pay dividends and distributions on capital stock or make certain amendments to our organizational documents. The terms of the ABL Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. Further, complying with these covenants could make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against our competitors who may not be subject to such restrictions. In addition, we may not be able to generate sufficient cash flow to meet the financial covenants or pay the principal or interest thereunder.
If we are unable to comply with our payment requirements, our lender may accelerate our obligations under the ABL Credit Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the ABL Credit Agreement, it could result in an event of default thereunder and our lenders could accelerate the entire indebtedness, which could cause us to be unable to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may be on terms that are unfavorable to us.
The amount of borrowings permitted under the Revolving Credit Facility may fluctuate significantly, which may adversely affect our business, results of operations and financial condition.
The amount of borrowings permitted at any one time under the Revolving Credit Facility is subject to certain borrowing base valuations of the collateral thereunder, net of certain reserves. As a result, our access to credit under the Revolving Credit Facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agents in respect of the calculation of such borrowing base values. The inability to borrow under the Revolving Credit Facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
General Risks
Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses, restrict our ability to conduct our business and expose us to legal risks.
We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities in the countries in which we operate, including those related to customs, foreign operations (such as the Foreign Corrupt Practices Act), truth-in-advertising, consumer protection and privacy (such as the CCPA and TCPA), product safety (such as the Formaldehyde Standards in Composite Wood Products Act), the environment (such as the Lacey Act), import and export controls (such as the Uyghur Forced Labor Prevention Act), intellectual property infringement, zoning and occupancy matters, as well as the operation of retail stores and distribution facilities. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our associates, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain associates, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. In recent years, we and other parties in the furniture industry have been or currently are parties to litigation involving claims that allege violations of these laws, including claims related to product safety and patent claims. In addition, there has been an increase in the number of wage and hour class action claims that allege misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked, particularly in the retail industry, and we may be involved in such claims in the future. Although we believe that we have complied with these laws and regulations, there is nevertheless a risk that we will become subject to additional claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of these laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
Certain of our products may require us to spend significant time and resources in order to comply with applicable advertising, labeling, importation, exportation, environmental, health and safety laws and regulations because if we violate these laws or regulations, we could experience delays in shipments of our goods, be subject to fines or penalties, be liable for costs and damages or suffer reputational harm, any of which could reduce demand for our products and adversely affect our business, financial condition, and operating results. Any changes to these laws or regulations or any new laws or regulations that are passed or go into effect may make it more difficult for us to operate our business and in turn adversely affect our operating results.
We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, this litigation and any potential future litigation could have an adverse impact on us.
We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contract, product liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimate of any possible and/or ultimate liability cannot always be determined. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Additionally, we cannot guarantee that we will not become engaged in additional legal actions, claims, proceedings or governmental investigations in the future. Any such action could result in negative publicity, harm to our reputation and adversely affect our business, financial condition, results of operations, liquidity and stock price.
Moreover, our operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to customer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, and may in the future be from time to time, involved in lawsuits seeking cash settlements for alleged personal injuries, property damage and other business-related matters, as well as product liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature and incidental to the operation of our business, if our assessment of any action or actions should prove inaccurate and/or if we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition, results of operations, liquidity and stock price. Further, adverse publicity about customer or other litigation may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing our products.
We are subject to risks related to corporate social responsibility.
Our business could face public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, environmental stewardship, corporate governance and transparency. We will incur additional expenses as we continue to execute our ESG framework in the coming years, such as coordinating audits of social compliance at our overseas suppliers. Adverse incidents could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business, financial condition, results of operations, liquidity and stock price.

Our insurance coverage may be inadequate to cover all the liabilities we may incur.
We carry comprehensive insurance against the hazards and risks underlying our operations. We believe our insurance policies are customary in the industry; however, some losses and liabilities associated with our operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms, or at all, in the future. Significant uninsured losses and liabilities could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price. In addition, our insurance is subject to deductibles. As a result, certain large claims, even if covered by insurance, may require a substantial cash outlay by us, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.
Risks Related to Ownership of our Common Stock
Our stock price may fluctuate or an active or liquid market in our common stock may not be sustainable, which could result in stockholders losing a significant part of their investment.

We cannot predict the extent to which investor interest in us will sustain an active or liquid trading market on the New York Stock Exchange. If an active trading market is not sustained, you may have difficulty selling any of the common stock that you hold.
You may not be able to sell our common stock at prices equal to or greater than the price at which you purchased your shares. The market price of our common stock may be influenced by many factors including:
•variations in our operating results compared to market expectations or any guidance given by us, or changes in our guidance or guidance practices;
•changes in the preferences of our customers;
•low total comparable sales growth and gross margins compared to market expectations;
•the failure of securities analysts to cover us, or changes in financial estimates by the analysts who cover us, our competitors or our industry;
•economic, legal and regulatory factors unrelated to our performance;
•changes in consumer spending or the economy, including periods of high inflation;
•increased competition or stock price performance of our competitors;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•actual or anticipated variations in our or our competitors’ operating results, and our competitors’ growth rates;
•future sales of our common stock or the perception that such sales may occur;
•changes in senior management or key personnel;
•changes in laws or regulations, or new interpretations or applications of laws and regulations that are applicable to our business; lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•action by institutional stockholders or other large stockholders;
•events beyond our control, such as war, terrorist attacks, natural disasters, severe weather and widespread illness, public health emergencies or pandemics; and
•the other factors listed in this “Risk Factors” section.
As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchased their shares. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of the common stock, regardless of our operating performance. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.

We have incurred, and will incur, increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred, and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel are required to devote a substantial amount of time to maintaining compliance with these requirements. Our management and other personnel are also required to devote a substantial amount of time to compliance with the additional reporting requirements of the Exchange Act. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is and will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or describe us or our business in a negative manner, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, the price of our common stock could decline.
Because Bain Capital owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with other stockholders' and our interests.
We are controlled by Bain Capital, which owns approximately 73% of our common stock. Accordingly, Bain Capital currently controls the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. The directors Bain Capital nominate have had, and will continue to have, the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. For example, our Board of Directors (the “Board of Directors”) approved the entry into the Term Loan Credit Agreement on October 31, 2025, providing for a $350.0 million term loan (the “Term Loan”), the net proceeds of which, together with cash on hand, were used to pay an aggregate cash dividend of approximately $423.3 million to holders of our common stock as of October 31, 2025, including Bain Capital, together with a compensatory make-whole payment in an aggregate amount of $2.6 million to the holders of certain of our outstanding options. In February 2026, we used the net proceeds from the IPO to make a required prepayment of $302.7 million under the Term Loan. On March 12, 2026, we repaid the remaining portion of the Term Loan using cash on hand and borrowings under the Revolving Credit Facility.
Pursuant to our second restated certificate of incorporation, Bain Capital maintains specified board representation rights, governance rights and other rights, including Bain Capital having the right to nominate designees to our Board of Directors on a sliding scale based on Bain Capital’s ownership of our common stock. In addition, we are party to the Amended and Restated Stockholders Agreement (as defined below) with Bain Capital and certain of our other existing stockholders, pursuant to which Bain Capital has certain registration rights and other rights. Even if Bain Capital were to own or control less than a majority of our total outstanding shares of common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.
Bain Capital may have interests that are different from other stockholders and may vote in a way with which other stockholders disagree and that may be adverse to other stockholders’ interests. In addition, Bain Capital’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

Additionally, Bain Capital is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. Bain Capital may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of Bain Capital may differ from their interests in material respects.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements; our stockholders will not have the same protections afforded to stockholders of companies that are subject to all such requirements.
Bain Capital controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including:
•the requirement that a majority of our Board of Directors consist of independent directors;
•the requirement that we have a nominating/corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We currently utilize certain of these exemptions. For example, our nominating and corporate governance committee and people committee do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange. Our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm the trading price of our common stock.
Further, pursuant to the Amended and Restated Stockholders Agreement, Bain Capital has the right to nominate to our Board of Directors: (i) the majority of directors, for so long as Bain Capital beneficially owns more than 50% of the shares held by it as of the effective time of the IPO, (ii) 40% of directors, for so long as Bain Capital beneficially owns at least 30%, but less than 50% of the shares held by it as of the effective time of the IPO, (iii) 25% of directors, for so long as Bain Capital beneficially owns at least 20%, but less than 30% of the shares held by it as of the effective time of the IPO, (iv) 20% of directors, for so long as Bain Capital beneficially owns at least 10%, but less than 20% of the shares held by it as of the effective time of the IPO and (v) one director, for so long as Bain Capital beneficially owns at least 3%, but less than 10% of the shares held by it as of the effective time of the IPO. In the event that any such nominee ceases to serve as a director for any reason (other than the failure of our stockholders to elect such individual as a director), Bain Capital will be entitled to appoint another nominee to fill the resulting vacancy. In addition, subject to applicable laws and stock exchange regulations, and subject to requisite independence requirements applicable to such committee, the Amended and Restated Stockholders Agreement provides that, for so long as Bain Capital has the right to nominate at least one director to our Board of Directors, it will have the right to designate a director for appointment to certain committees of our Board of Directors. As a result, Bain Capital will continue to have significant influence over us even after it ceases to beneficially own a majority of our shares of common stock.
Certain of our directors may have conflicts of interest because of their ownership of equity interests of, and their employment with, Bain Capital and its affiliates.
Certain of our directors hold ownership interests in affiliates of Bain Capital or ownership in and employment positions with its affiliates. Such interests in affiliates of Bain Capital by our directors could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for us and for Bain Capital or its affiliates. For example, the Board of Directors approved the entry into the Term Loan Credit Agreement on October 31, 2025, providing for a $350.0 million Term Loan Facility, the net proceeds of which, together with cash on hand, were used to pay an aggregate cash dividend of approximately $423.3 million to holders of our common stock as of October 31, 2025, including Bain Capital, together with a compensatory make-whole payment in an aggregate amount of $2.6 million to the holders of certain of our outstanding options. We cannot assure stockholders that any conflicts of interest will be resolved in our favor.

Our second restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely impact our business.
Bain Capital and the members of our Board of Directors who are affiliated with them, by the terms of our second restated certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our second restated certificate of incorporation, will expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our certificate of incorporation may not be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.
Bain Capital and certain of its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price if Bain Capital and its affiliates allocate attractive corporate opportunities to themselves or their affiliates instead of to us.
Future sales, or the perception of future sales, of our common stock may depress the price of our common stock. In addition, as of the date of filing this Annual Report, a significant portion of our common stock is restricted from immediate resale but may be sold into the market upon expiration of the applicable lock-up and transfer restrictions. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
If we sell, or any of our stockholders sells, a large number of shares of our common stock, or if we issue a large number of shares in connection with future acquisitions, financings, equity incentive plans or other circumstances, the market price of our common stock could decline significantly. Moreover, the perception in the public market that we or our stockholders might sell shares of our common stock could depress the market price of those shares.
We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.
In connection with our IPO, our directors and executive officers, and holders of substantially all of our common stock immediately prior to the IPO executed lock-up agreements that restrict such stockholders’ ability to transfer shares of our common stock for the period ending August 3, 2026, subject to certain exceptions. In addition, our Amended and Restated Stockholders Agreement contains additional transfer restrictions on certain existing holders of our common stock until at least November 1, 2026, subject to certain exceptions. The lock-up agreements and the transfer restrictions contained in our Amended and Restated Stockholders agreement limit the number of shares of common stock that may be sold immediately following the IPO. As of March 16, 2026, we had 130,367,060 shares of common stock outstanding. Subject to limitations, all of the 95,370,751 shares of common stock beneficially owned by Bain Capital will become eligible for sale upon expiration of the lock-up period and 12,628,809 shares of our outstanding common stock will continue to remain subject to the transfer restrictions under our Amended and Restated Stockholders Agreement. In addition, none of the shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Further, any two of the four representatives of the underwriters in our IPO may, in their discretion, release all or some portion of the shares subject to the lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material and adverse effect on the trading price of our common stock.
As a result of the foregoing, a significant number of our outstanding shares of common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our common stock are subject to a lock-up agreement or the transfer restrictions contained in our Amended and Restated Stockholders Agreement during the restricted period. Subject to certain exceptions, the transfer restrictions in the Amended and Restated Stockholders Agreement may not be waived during the 180 days from the date of the IPO prospectus without the prior consent of any two of the four representatives of the underwriters.
Moreover, holders of approximately 73% of our outstanding common stock have rights pursuant to the Amended and Restated Stockholders Agreement, subject to certain conditions such as the 180-day lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (the “Securities Act”), except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

Our second restated certificate of incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our second restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (“DGCL”), our second restated certificate of incorporation or our second amended and restated bylaws, any action to interpret, apply or enforce or determine the validity of our second restated certificate of incorporation or second amended and restated bylaws, any action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our second restated certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action against any defendant arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Such provision is intended to benefit and may be enforced by us, our officers and directors, employees and agents. Nothing in our second restated certificate of incorporation precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our second restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations, liquidity and stock price.
Delaware law and provisions in our second restated certificate of incorporation and second amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
In addition to Bain Capital’s beneficial ownership of a substantial percentage of our common stock, provisions in our second restated certificate of incorporation and second amended and restated bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders, and could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include a classified board of directors and the ability of our Board of Directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our second restated certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital. As a result, stockholders may lose their ability to sell their stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those stockholders' desire.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of cybersecurity to our business operations and the protection of our customers, employees, vendors, and other stakeholders. Cybersecurity risks are identified and addressed through a formalized cybersecurity risk management program aligned with industry best practices.
Our risk management program is designed to identify, assess, quantify, prioritize, and mitigate cybersecurity risks that could adversely impact our business, financial condition, or results of operations. This program incorporates ongoing risk assessments, threat modeling, vulnerability management, and continuous monitoring of our information systems and data assets. Identified risks are evaluated based on likelihood and potential impact, and mitigation strategies are implemented consistent with our risk appetite.
We maintain a comprehensive information security program aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This program is supported by a documented set of policies, standards, and procedures governing areas such as access control, data protection, incident response, business continuity, vendor risk management, security awareness, etc. These policies are reviewed and updated periodically to reflect changes in regulatory requirements, threat landscapes, and business operations.
Incident Prevention, Detection and Response
Our Information Security team regularly conducts security drills, tabletop exercises, and incident simulations to test and improve our incident response capabilities. These exercises involve cross-functional participation and are designed to validate roles, escalation paths, communication protocols, and recovery procedures. We also engage independent third parties to perform periodic security assessments, penetration testing, and control evaluations to identify potential gaps in our security posture. Findings from these activities are tracked and remediated in accordance with established risk management processes.
We maintain an incident response plan that defines procedures for identifying, containing, investigating, remediating, and recovering from cybersecurity incidents. The plan includes protocols for internal escalation, executive notification, regulatory analysis, and stakeholder communications, as appropriate.
Third-Party and Supply Chain Risk Management
In the ordinary course of our business, we and our third-party service providers, such as our third-party delivery and regional depot partners, collect, maintain and transmit sensitive data on our networks and systems. The secure maintenance of this information is critical to our business and reputation. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes. Our infrastructure depends on the third parties, including cloud vendors, for various business functions. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of third-party service providers may be vulnerable to a cyber-attack.
Our cybersecurity program is integrated into our overall risk management system. We maintain a vendor risk management program designed to identify and manage cybersecurity risks associated with third-party service providers. This program includes risk-based due diligence, contractual security requirements, ongoing monitoring, and periodic reassessments of vendors that access our systems or data. Where appropriate, we require third parties to implement security controls consistent with our standards and to notify us of cybersecurity incidents that could affect our organization.
Governance and Oversight
The Audit Committee of the Board of Directors is responsible for the primary oversight of strategic risk, including cybersecurity risk oversight. The Audit Committee or the full Board of Directors receives regular reports on at least a quarterly basis from our information security team, typically on, among other things, the company’s security posture, results of risk assessments and testing activities, significant cybersecurity initiatives, and emerging risks, items requiring Audit Committee or Board of Directors input, and our broader cybersecurity program roadmap, in order to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents.
Our cybersecurity program is led by our Information Security team, led by the Chief Information Security Officer (“CISO”). Our CISO has over 30 years of business experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Team members who support our information security program have relevant educational and industry experience. The CISO reports to the Chief Legal & Development Officer and reports regularly to the Chief Technology Officer, supporting close alignment between cybersecurity risk management, information technology infrastructure, legal obligations, regulatory compliance, and incident response considerations.
Cybersecurity Incidents and Insurance
Although we have experienced cybersecurity incidents in the past, as of the date of this Annual Report, we have not experience a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. While we have implemented safeguards designed to reduce cybersecurity risks, we recognize that no security measures are infallible, and we may be subject to future cybersecurity incidents, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our brand, lost sales, reduced demand, significant costs or us being subject to government investigations, litigation, fines or damages. For additional discussion of the risks posed by cybersecurity threats that are reasonably likely to materially affect us, refer to “Item 1A—Risk Factors” in Part I of this Annual Report.
To further manage financial exposure, we maintain cybersecurity insurance designed to offset certain costs associated with potential future incidents, including expenses related to investigation, remediation, business interruption, and liability, subject to policy terms and conditions.
Item 2. Properties
Our primary offices are located at 434 Tolland Turnpike, Manchester CT, where we occupy approximately 103,000 square feet of office space pursuant to a lease agreement that expires in October 2037.
As of December 28, 2025, we leased six distribution centers, located in California, Connecticut, Illinois, Maryland, New Jersey and Ohio, with an average size of approximately 685,000 square feet. We also leased retail space for our stores, in 209 locations as of December 28, 2025 across 26 U.S. states. Refer to “Item 1. Business” for further information on the number of stores in each state where we operate within the United States.
Item 3. Legal Proceedings

From time to time, we have and we may become involved in litigation, claims and other proceedings relating to the conduct of our business including but not limited to claims related to our employment practices, commercial disputes, claims of intellectual property infringement and claims related to personal injuries and product liability for the products that we sell and the stores we operate. Any claims could result in litigation against us and could result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business. Defending such litigation is costly and can impose significant burden on management and employees. Further, we could receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that favorable final outcomes will be obtained.
In the opinion of management, we are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures

Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
On February 5, 2026, our common stock began trading on the New York Stock Exchange under the symbol “BOBS.” Prior to that date, there was no public market for our common stock.
Holders of Record
As of March 16, 2026, there were 144 stockholders of our common stock. The actual number of holders of our common stock is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers or other nominees. The number of holders of record presented here also does not include beneficial stockholders whose shares may be held in trust by other entities.
Dividend Policy
The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board of Directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our Board of Directors may deem relevant. Further, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under the ABL Credit Agreement and under any other current and future indebtedness that we or they may incur. See “Risk Factors—Risks Related to Ownership of our Common Stock”.
Securities Authorized for Issuance under Equity Compensation Plans
For more information relating to securities authorized for issuance under equity compensation plans, see “Part III. Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters” of this Annual Report.
Use of Proceeds
On January 30, 2026, our registration statement on Form S-1 (File No. 333-292627) was declared effective by the SEC for our IPO. At the closing of the IPO on February 6, 2026, we sold 19,450,000 shares of common stock at an IPO price of $17.00 per share. On February 13, 2026, the underwriters of the IPO exercised in full their option to purchase 2,917,500 additional shares of common stock from Bain Capital, as the selling stockholder, at the IPO price. We did not receive any proceeds from the sale of shares of common stock being sold by the selling stockholder. We received aggregate gross proceeds of $330.7 million, which resulted in net proceeds to us of approximately $302.7 million, after deducting underwriting discounts and commissions and other offering expenses. We used all of the net proceeds we received from the IPO to prepay $302.7 million of outstanding indebtedness under the Term Loan. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, to their respective associates, or to our affiliates. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, UBS Securities LLC, BofA Securities, Inc., Evercore Group L.L.C., Robert W. Baird & Co. Incorporated, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., AmeriVet Securities, Inc., Loop Capital Markets LLC, R. Seelaus & Co., LLC and Samuel A. Ramirez & Company, Inc. acted as underwriters for the IPO.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to provide readers of our consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This is intended to allow the readers of this report to obtain a better understanding of our businesses, strategies, current trends and future prospects. The MD&A should be read in conjunction with and is qualified in its entirety by reference to, the audited Consolidated Financial Statements and related Notes included in this Annual Report. Some of the information included in the MD&A or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” sections included elsewhere in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Bob’s Discount Furniture is a rapidly growing, nationally proven omnichannel retailer of value home furnishings with 209 stores as of December 28, 2025 across 26 U.S. states. We offer quality, stylish products at everyday low prices below our value-oriented furniture competitors’ lowest promoted prices. Our value proposition is made possible by our curated merchandising strategy, with SKU counts approximately one-third narrower than value-oriented furniture competitors, longstanding sourcing relationships and efficient supply chains.
Our showrooms provide a convenient and fun shopping experience, supported by our trained, tech-enabled guest experience specialists. Our omnichannel capabilities allow customers to shop in-store, online, over the phone and via our mobile app. We leverage efficient fulfillment services to ensure most purchases can be delivered in as few as three days.
We have a proven, profitable and portable store model that has produced consistent financial returns across vintages, geographic regions and population densities. Nearly all of our stores were profitable on a four-wall basis in fiscal year 2025 and our new stores have achieved AUVs of $9 million, a payback period of approximately two years and cash-on-cash returns exceeding 80% by their fifth year of operation, with returns exceeding 60% by year two and a payback period of approximately two years. We believe our business model and new store unit economics, plus the expansive and fragmented home furnishings industry, provides us with an opportunity to expand our store base in both existing and new geographies to over 500 stores by 2035. Our ability to open profitable new stores depends on multiple factors, including our ability to identify suitable markets and sites, negotiate leases with acceptable terms, support new locations with qualified managers and achieve brand awareness in new markets. For further information see “Item 1A. Risk Factors—Risks Related to Our Business.”
During fiscal year 2025, we continued to make key long-term strategic investments, including:
•opening 20 new stores;
•delivering comparable sales growth of 7.7% predominately through strong conversion in our retail channel and positive traffic in our eCommerce channel; and
•reducing selling, general and administrative (“SG&A”) expenses as a percentage of revenue to 38.0% in fiscal year 2025 from 40.1% in fiscal year 2024 due to broad-based expense leverage on higher sales performance.
In early 2025, the U.S. Government began imposing significant new or increased tariffs on goods imported into the U.S. from numerous countries from which the Company sources merchandise. While some trade deals have been reached, trade negotiations are ongoing, and overall, the global trade environment remains fluid and highly uncertain. In addition, in October 2025, the U.S. Government imposed a 25% tariff on imports of certain upholstered wooden furniture imports, which is set to rise to 30% on January 1, 2027. While, in February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. Government exceeded its authority, thereby invalidating many, but not all, of such tariffs, the U.S. presidential administration has suggested that it will seek to reinstate all or some of such tariffs under alternative legal theories or means. We will continue to evaluate the impact of tariffs on our company and make appropriate sourcing and pricing decisions to minimize the impact of these tariffs on our financial condition and results of operations.

How We Assess the Performance of Our Business
We consider a variety of performance and financial measures in assessing the performance of our business. In addition to our results determined in accordance with U.S. GAAP, we regularly review KPIs and certain non-GAAP financial measures, including Adjusted net income and Adjusted earnings before interest, tax expense, depreciation and amortization (“Adjusted EBITDA”), to evaluate our business, measure our performance, identify trends in our business, prepare projections and make strategic decisions. We believe that these non-GAAP financial measures and KPIs are useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of non-recurring items. The non-GAAP financial measures and KPIs presented herein are specific to us and may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating them. The key measures we use to determine how our business is performing are: net revenues, gross profit and gross margin, SG&A, operating income, net income, comparable sales growth, number of new stores, number of stores, Adjusted net income and Adjusted EBITDA.
Net Revenues
We recognize revenue when merchandise is transferred or services are provided to the customer. This primarily occurs when inventory is delivered and accepted by the customer and also occurs when inventory is purchased and picked up at a retail store or distribution center. The revenue from delivery and the sale of our third-party product protection plan, Goof Proof, net of costs, is recognized at the time of the delivery of the related merchandise to the customer. Net revenues are presented net of returns and sales tax.
Gross Profit and Gross Margin
Gross profit is equal to our net revenues less our cost of sales. Cost of sales consists of actual product cost, the cost of transportation between our warehouses, suppliers, depots and retail stores and to deliver to customers’ homes, warranty costs, the cost of warehousing, inventory reserves and write-downs, and inventory shrinkage. Gross margin is gross profit as a percentage of our net revenues. Our gross margin is impacted by product mix, as some products generally provide higher gross margins, and by our merchandise costs and retail prices. Gross margin is also impacted by freight costs, the costs of distributing and transporting product to our stores, and occupancy costs related to distribution operations.
Selling, General and Administrative Expenses
SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses consist primarily of compensation and benefits of our employees performing various sales functions, the occupancy costs of our retail stores and transaction losses. Compensation includes both variable costs, including commissions related to net revenue, and salaries and benefits. We expect certain of these expenses to continue to increase as we open new stores, develop new product categories and otherwise pursue our current business initiatives. General and administrative expenses included in SG&A expenses comprise primarily advertising expense, excluding pre-opening related costs, compensation and benefit costs for administrative employees, stock-based compensation, bank charges and other administrative costs.
We expect that our SG&A expenses will increase in future periods due to additional legal, finance, insurance and other expenses that we expect to incur as a result of being a public company.
Pre-opening expenses
Pre-opening expenses include costs associated with opening new stores and new distribution centers for the duration of setup and preparation for opening. These costs primarily consist of rent and related occupancy expenses, marketing, payroll, and initial legal, permit, recruiting, and supplies expenses.
Operating Income
Operating income is gross profit less SG&A expenses, pre-opening expenses, (gain) loss on disposal of fixed assets, impairment of long-lived assets, restructuring charges and insurance recoveries. Operating income excludes interest income or expense, and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.
Net Income
Net income is operating income less total other expense, net, and income tax expense.

Key Performance Indicators and Non-GAAP Financial Measures
Comparable Sales Growth
Comparable sales growth measures performance during the current reporting period against the performance of the comparable store sales and eCommerce sales in the corresponding period of the previous fiscal year. Comparable store sales consist of net revenues from our stores beginning on the first day of the 14th full fiscal month following the store’s opening, which is when we believe comparability is achieved. eCommerce sales consist of net revenues from online purchases during the current reporting period. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales.
Opening new stores is a critical component of our growth strategy. Accordingly, comparable sales growth is only one measure we use to assess the success of our growth strategy. Definitions and calculations of comparable sales differ among companies in the retail industry; therefore, comparable sales growth disclosed by us may not be comparable to the metrics disclosed by other companies.
Various factors affect comparable sales growth, including:
•national and regional economic trends;
•housing affordability;
•the retail sales environment and other retail trends;
•the impact of competition;
•changes in our merchandise mix;
•the ability to identify and respond effectively to regional consumer preferences;
•spending habits of our customers, including levels of discretionary income;
•pricing;
•the growth of our channel mix in eCommerce;
•the ability to source and distribute products efficiently; and
•the use and timing of advertising and holiday events.
Number of Stores and Number of New Stores
The number of stores reflects the number of stores as of a particular date. The number of new stores reflects the number of stores opened during a particular reporting period. New stores require an initial capital investment from us for store build-outs, fixtures and equipment that we amortize over time, as well as cash required for inventory and pre-opening expenses. We expect new store growth to be the primary driver of our net revenue growth over the long term. We lease all of our store locations. Our typical initial lease terms are approximately 10 to 15 years with options to renew for two successive five-year periods.
Adjusted Net Income and Adjusted EBITDA
Adjusted net income is defined as net income less items that are not indicative of the operating performance of the business, including, but not limited to, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains on sale of Connecticut income tax credits, gains and losses on disposal of fixed assets, impairment of long-lived assets, senior executive termination benefits, management fee and other expenses and income not indicative of ongoing business operations and performance.
We define EBITDA as net income before interest expense, interest income, income tax expense, and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA as further adjusted for items that are not indicative of the operating performance of the business, including but not limited to, stock-based compensation expense, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains on sale of Connecticut income tax credits, gains and losses on disposal of fixed assets, impairment of long lived assets, senior executive termination benefits, management fee and other expenses or income not indicative of ongoing business operations and performance.

Adjusted net income and Adjusted EBITDA are key metrics used by management and our Board of Directors to assess our financial performance. We use these non-GAAP measures to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of peer companies using similar measures. These non-GAAP measures are frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Management believes it is useful for investors and analysts to be able to evaluate these non-GAAP measures to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. We believe that excluding items from net income and Adjusted EBITDA that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and is useful for analyzing trends in our business.
Adjusted net income and Adjusted EBITDA are non-GAAP financial measures and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted net income and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted net income and Adjusted EBITDA in the future, and any such modification may be material. Our presentation of Adjusted net income and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted net income and Adjusted EBITDA at all or may calculate Adjusted net income and Adjusted EBITDA differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted net income and Adjusted EBITDA as tools for comparison.
Adjusted net income and Adjusted EBITDA have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Adjusted net income and Adjusted EBITDA:
•do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
•do not reflect changes in our working capital needs;
•do not reflect income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;
•do not reflect non-cash equity compensation, which will remain a key element of our overall equity-based compensation package; and
•do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.
Although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements.
Management compensates for these limitations by primarily relying on our GAAP results, while using Adjusted net income and Adjusted EBITDA as supplements to the corresponding GAAP financial measures.

Results of Operations
Comparison of Fiscal Years 2025 and 2024
The following tables summarize key components of our results of operations for the periods indicated:

(in thousands except percentages)	Fiscal Year Ended
	December 28, 2025		December 29, 2024		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$2,368,039	100.0%	$2,028,143	100.0%	$339,896	16.8%
Cost of sales	1,286,703	54.3%	1,079,703	53.2%	207,000	19.2%
Gross profit	1,081,336	45.7%	948,440	46.8%	132,896	14.0%
Selling, general, and administrative expenses	899,873	38.0%	813,302	40.1%	86,571	10.6%
Pre-opening expenses	18,782	0.8%	15,326	0.8%	3,456	22.5%
(Gain) loss on disposal of fixed assets	(155)	—%	17	—%	(172)	NM
Impairment of long-lived assets	—	—%	2,061	0.1%	(2,061)	(100.0)%
Restructuring charges	292	—%	—	—%	292	100.0%
Insurance recoveries	(5,000)	(0.2)%	—	—%	5,000	100.0%
Total operating expenses	913,792	38.6%	830,706	41.0%	83,086	10.0%
Operating income	167,544	7.1%	117,734	5.8%	49,810	42.3%
Interest expense	9,091	0.4%	10,538	0.5%	(1,447)	(13.7)%
Interest income	(2,050)	(0.1)%	(2,450)	(0.1)%	(400)	(16.3)%
Other income, net	(663)	—%	(3,778)	(0.2)%	(3,115)	(82.5)%
Total other expense, net	6,378	0.3%	4,310	0.2%	2,068	48.0%
Income before taxes	161,166	6.8%	113,424	5.6%	47,742	42.1%
Income tax expense	39,442	1.7%	25,491	1.3%	13,951	54.7%
Net income	$121,724	5.1%	$87,933	4.3%	33,791	38.4%
__________________
(1)NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)(2)
	Fiscal Year Ended
	December 28, 2025		December 29, 2024		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted net income(1)	$120,182	5.1%	$90,754	4.5%	$29,428	32.4%
Adjusted EBITDA(1)	240,777	10.2%	193,994	9.6%	46,783	24.1%
Comparable sales growth	7.7%		(3.4)%
Number of stores opened	20		19
Number of stores at period end	209		189
__________________
(1)Adjusted net income and adjusted EBITDA are non-GAAP financial measures. Refer to "—Reconciliation of Non-GAAP Financial Measures" for reconciliation to the most comparable GAAP financial measures.
(2)Our KPIs are discussed and defined in the section titled "—Key Performance Indicators and Non-GAAP Financial Measures."
Net Revenues
Net revenues in fiscal year 2025 increased $339.9 million or 16.8% compared to fiscal year 2024. This increase in total net revenues was primarily due to non-comparable sales of $200.4 million and comparable sales growth discussed below.
Comparable sales increased 7.7% in fiscal year 2025 compared to a decline of 3.4% in fiscal year 2024. The improvement in comparable sales was driven by strong conversion, predominately in our retail channel, related to investments in sales force efficiency, and positive traffic in the eCommerce channel driven by our digital Omnicart. The increased eCommerce traffic led to a higher eCommerce mix of 15.5% of total net revenues in fiscal year 2025 compared to 14.1% in fiscal year 2024.
Gross Profit and Gross Margin
Gross profit in fiscal year 2025 increased $132.9 million or 14.0% compared to fiscal year 2024 primarily driven by the impact of higher net revenues. Gross margin decreased to 45.7% compared to 46.8% in fiscal year 2024, driven by product mix shift due to customer preference for the “Good” product category mix relative to historical levels and higher freight costs. Freight costs were impacted by a more normalized average shipped cost per container in fiscal year 2025 compared to favorable supply chain dynamics in the earlier portion of fiscal year 2024. The impact of tariffs on goods imported into the U.S were fully offset by vendor contribution and pricing.
Selling, General and Administrative Expenses
SG&A in fiscal year 2025 increased $86.6 million or 10.6% compared to fiscal year 2024 due to an increase in sales and an increase in new stores. Our payroll-related expenses increased $42.4 million primarily related to new store growth and commissions on net revenue growth. SG&A also increased due to higher occupancy costs of approximately $20.6 million, growth in marking spend of $8.1 million and an increase in depreciation expense of $4.7 million, mostly resulting from an increase in the number of retail stores.
SG&A as a percentage of net revenue decreased to 38.0% in fiscal year 2025 compared to 40.1% in fiscal year 2024, due to broad-based expense leverage on higher sales performance.
Pre-Opening Expenses
Pre-opening expenses in fiscal year 2025 increased $3.5 million compared to fiscal year 2024 primarily due to costs related to a new regional distribution center anticipated to be fully operating in the first half of 2026, in addition to the timing and number of new store openings with 20 new stores opened in fiscal year 2025 as compared to 19 in fiscal year 2024. Pre-opening costs for the regional distribution center did not exist in the prior year, as pre-opening was retail only.
Impairment of Long-Lived Assets
There were no impairments of long-lived assets in fiscal year 2025. The impairment loss in fiscal year 2024 related to the write-off of operating lease ROU assets of $1.3 million and property and equipment of $0.7 million for one store. Refer to Note 2, Summary of Significant Accounting Policies, for further information on the impairment charge.
Insurance Recoveries
In fiscal year 2025, we received $5.0 million in insurance recoveries for lost profits associated with an information technology system outage and the related interruption of our business that occurred at the end of September 2024.
Interest Expense
Interest expense in fiscal year 2025 decreased $1.4 million compared to fiscal year 2024, primarily due to lower average outstanding borrowings.
Interest Income
Interest income in fiscal year 2025 decreased $0.4 million compared to fiscal year 2024, primarily related to lower income earned on our money market funds.
Other Income, net
Other income, net in fiscal year 2025 decreased $3.1 million compared to fiscal year 2024, primarily due to lower income earned on our interest rate cap which matured in the third quarter of fiscal year 2025.
Income Tax Expense
The effective income tax rate for fiscal year 2025 of 24.5% increased from 22.5% in fiscal year 2024, primarily due to higher state income tax rates and a lower excess tax benefit from stock-based compensation in fiscal year 2025 driven by lower stock option exercises compared to fiscal year 2024 which had an unusually large level of stock option maturities. These changes were partially offset by higher research and development tax credits.

Comparison of Fiscal Years 2024 and 2023

The following tables summarize key components of our results of operations for the periods indicated:

	Fiscal Year Ended
	December 29, 2024		December 31, 2023		Increase (Decrease)
(in thousands, except percentages)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$2,028,143	100.0%	$2,008,082	100.0%	$20,061	1.0%
Cost of sales	1,079,703	53.2%	1,073,355	53.5%	6,348	0.6%
Gross profit	948,440	46.8%	934,727	46.5%	13,713	1.5%
Selling, general, and administrative expenses	813,302	40.1%	806,938	40.2%	6,364	0.8%
Pre-opening expenses	15,326	0.8%	4,662	0.2%	10,664	228.7%
Loss on disposal of fixed assets	17	—%	2,226	0.1%	(2,209)	(99.2)%
Impairment of long-lived assets	2,061	0.1%	1,322	0.1%	739	55.9%
Restructuring charges	—	—%	1,760	0.1%	(1,760)	NM
Total operating expenses	830,706	41.0%	816,908	40.7%	13,798	1.7%
Operating income	117,734	5.8%	117,819	5.9%	(85)	(0.1)%
Interest expense	10,538	0.5%	19,872	1.0%	(9,334)	(47.0)%
Interest income	(2,450)	(0.1)%	(1,006)	(0.1)%	1,444	143.5%
Other income, net	(3,778)	(0.2)%	(3,665)	(0.2)%	113	3.1%
Total other expense, net	4,310	0.2%	15,201	0.8%	(10,891)	(71.6)%
Income before taxes	113,424	5.6%	102,618	5.1%	10,806	10.5%
Income tax expense	25,491	1.3%	24,519	1.2%	972	4.0%
Net income	$87,933	4.3%	$78,099	3.9%	9,834	12.6%
__________________
(1)NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)(2)
	Fiscal Year Ended
	December 29, 2024		December 31, 2023		Increase (Decrease)
(in thousands, except percentages and number of stores)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted net income(1)	$90,754	4.5%	$83,239	4.1%	$7,515	9.0%
Adjusted EBITDA(1)	193,994	9.6%	195,037	9.7%	(1,043)	(0.5)%
Comparable sales growth	(3.4)%		(7.4)%
Number of new stores opened	19		7
Number of stores at period end	189		171
__________________
(1)Adjusted net income and Adjusted EBITDA are non-GAAP financial measures. Refer to “—Reconciliation of Non-GAAP Financial Measures” for reconciliations to the most comparable GAAP financial measures.
(2)Our KPIs are discussed and defined in the section titled “—Key Performance Indicators and Non-GAAP Financial Measures.”

Net Revenues
Net revenues in fiscal year 2024 increased $20.1 million or 1.0% compared to fiscal year 2023. Our retail channel increased $4.9 million, or 0.3%, compared to fiscal year 2023 and our eCommerce channel increased $15.2 million, or 5.6%, compared to fiscal year 2023. The growth in our eCommerce channel was attributed to the full year impact of our website refresh in 2023, which increased our eCommerce mix to 14.1% of total sales in fiscal year 2024 from 13.5% of total sales in fiscal year 2023. The increase in total net revenues was primarily due to revenue from 19 new stores opened in fiscal year 2024 that contributed $72.6 million to net revenues. Net revenues also increased due to stronger customer conversion, and was partially offset by lower comparable store sales.
Comparable sales declined 3.4% in fiscal year 2024 compared to a decline of 7.4% in fiscal year 2023. Comparable sales declines were driven by overall challenges in the macroeconomic environment, including inflation, high interest rates, and a shift in consumer spending towards services. These factors contributed to a decline in industry-wide furniture demand, which adversely impacted our average order size and traffic, partially offset by higher conversion.
Gross Profit and Gross Margin
Gross profit in fiscal year 2024 increased $13.7 million or 1.5% compared to fiscal year 2023 driven by higher net revenues and targeted changes in product pricing across regional zones which increased product margin dollars. Gross margin increased to 46.8% compared to 46.5% in fiscal year 2023, driven by a reduction in average unit cost through vendor negotiations and improvements in our inventory management. Gross margin improvement was partially offset by higher average shipped cost per item, particularly during the second half of the year, related to ocean container availability and increased freight costs.
Selling, General and Administrative Expenses
SG&A expenses in fiscal year 2024 increased $6.4 million or 0.8% compared to fiscal year 2023 primarily due to higher occupancy costs of approximately $10.5 million as a result of an increase in the number of retail stores. SG&A also increased due to growth in marketing spend of $2.5 million primarily due to new stores and increases in payroll-related expenses of $2.8 million related to new store growth and annual merit increases. Partially offsetting these increases were reductions in third party labor expenses of $2.9 million and professional fees of $5.6 million. SG&A expenses as a percentage of net revenues was 40.1%, which was flat compared to fiscal year 2023.
Pre-Opening Expenses
Pre-opening expenses in fiscal year 2024 increased $10.7 million compared to fiscal year 2023 primarily due to the timing and number of new store openings with 19 new stores opened in fiscal year 2024 as compared to seven new stores in fiscal year 2023. Pre-opening expenses also increased due to an increase in new store occupancy expense driven primarily by the larger square footage of new stores that were opened in fiscal year 2024 as compared to the square footage of new stores opened in fiscal year 2023, and an increase in new store marketing expense.
Loss on Disposal of Fixed Assets
The loss on disposal of fixed assets in fiscal year 2024 decreased $2.2 million compared to fiscal year 2023 due primarily to the disposal of capitalized software during fiscal year 2023 in connection with strategic investments in our customer-facing software solutions.
Impairment of Long-Lived Assets
The impairment of long-lived assets in fiscal year 2024 increased $0.7 million compared to fiscal year 2023 primarily as a result of an increase in write-offs of operating ROU assets of $0.5 million. The impairment loss in fiscal year 2024 related to the write-off of operating lease ROU assets of $1.3 million and property and equipment of $0.7 million for one store. The impairment loss in fiscal year 2023 related to the write-off of $0.8 million on operating lease ROU assets and $0.5 million on property and equipment for a separate store.
Restructuring Charges
The restructuring charges in fiscal year 2023 primarily related to workforce reductions at our corporate headquarters in the first quarter of fiscal year 2023. All actions initiated were completed by the end of fiscal year 2023, and the Company does not expect any further costs attributable to these actions. There were no restructuring charges in fiscal year 2024.
Interest Expense
Interest expense in fiscal year 2024 decreased $9.3 million compared to fiscal year 2023 primarily due to lower outstanding borrowings following the voluntary prepayments of our first lien note dated February 12, 2014 (“First Lien Note”) in fiscal years 2023 and 2024. At the end of fiscal year 2024, we had no long-term debt outstanding.
Interest Income
Interest income in fiscal year 2024 increased $1.4 million compared to fiscal year 2023 primarily related to income earned on higher balances in our money market funds.
Other Income, Net
Other income, net in fiscal year 2024 remained relatively flat when compared to fiscal year 2023.

Income Tax Expense
Income tax expense was $25.5 million in fiscal year 2024 compared to $24.5 million in fiscal year 2023. The effective tax rate was 22.5% in fiscal year 2024 and 23.9% in fiscal year 2023. The increase in income tax expense was primarily due to higher income before taxes, partially offset by a decrease in state tax expense. The decrease in the effective tax rate is primarily driven by the decrease in state income tax expense.
Reconciliation of Non-GAAP Financial Measures
The following tables show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures. For information about why we consider Adjusted net income and Adjusted EBITDA useful and a discussion of material risks and limitations of these measures, please see “—Key Performance Indicators and Non-GAAP Financial Measures” and “—Reconciliation of Non-GAAP Financial Measures.”

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net revenues	$2,368,039	$2,028,143	$2,008,082

Adjusted net income
Net income	$121,724	$87,933	$78,099
Restructuring charges	292	—	1,760
Insurance recoveries(1)	(5,114)	—	—
Gain on hedge accounting de-designation of interest rate cap	—	(3,067)	(4,250)
Gain on sale of Connecticut income tax credits	—	—	(219)
(Gain) loss on disposal of fixed assets	(155)	17	2,226
Impairment of long-lived assets	—	2,061	1,322
Senior executive termination benefits(2)	—	—	2,789
Management fee(3)	2,046	2,013	2,307
Other expenses(4)	889	2,616	819
Tax effect of adjustments	500	(819)	(1,614)
Adjusted net income	$120,182	$90,754	$83,239
Adjusted net income as % of net revenues	5.1%	4.5%	4.1%
Adjusted EBITDA
Net income	$121,724	$87,933	$78,099
Interest expense	9,091	10,538	19,872
Interest income	(2,050)	(2,450)	(1,006)
Income tax expense	39,442	25,491	24,519
Depreciation and amortization	71,105	65,194	62,876
Stock-based compensation	3,507	3,648	3,923
Restructuring charges	292	—	1,760
Insurance recoveries(1)	(5,114)	—	—
Gain on hedge accounting de-designation of interest rate cap	—	(3,067)	(4,250)
Gain on sale of Connecticut income tax credits	—	—	(219)
(Gain) loss on disposal of fixed assets	(155)	17	2,226
Impairment of long-lived assets	—	2,061	1,322
Senior executive termination benefits(2)	—	—	2,789
Management fee(3)	2,046	2,013	2,307
Other expenses(4)	889	2,616	819
Adjusted EBITDA	$240,777	$193,994	$195,037
Adjusted EBITDA as % of revenue	10.2%	9.6%	9.7%

_______________
(1)Of this amount, $5.0 million related to the recovery of lost profits and $0.1 million related to the recovery of costs. These amounts were recorded to insurance recoveries and SG&A expenses, respectively, on the Company’s consolidated statements of operations and comprehensive income.
(2)Senior executive termination benefits represent salary and benefits continuation.
(3)Represents management fees paid in accordance with our Advisory Agreement with our controlling stockholder, which terminated in connection with the IPO. See “Item 13. Certain Relationships, Related Transactions and Director Independence—Advisory Agreement.”
(4)Other expenses represents costs that are not indicative of ongoing business operations and performance, including, but not limited to, third-party professional fees related to the planned IPO readiness, litigation matters outside the ordinary course of business and senior executive termination benefits.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $125.0 million Revolving Credit Facility and our $350.0 million Term Loan (the “Term Loan”). Our primary cash needs have historically been for merchandise inventories, payroll, advertising, rent, interest payments, and capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. The recent increase in cash used for merchandise inventories was the result of strategic inventory purchases and is in line with higher sales. We expect further investments in inventory to be commensurate with higher sales from new stores and comparable sales growth. We expect that our cash on hand, cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. As of December 28, 2025, we had total liquidity of $177.6 million, comprised of cash and cash equivalents of $53.2 million and available borrowing capacity of $124.4 million.
Material Cash Commitments
We consider our material contractual obligations when assessing liquidity.
Debt and Related Interest Payments
At December 28, 2025, we had no amounts outstanding under our Revolving Credit Facility, which matures in July 2029. Interest payments on our financing arrangements for the fiscal year ending January 3, 2027 will be dependent on our cash flow needs and any short-term borrowing under our Revolving Credit Facility in fiscal year 2026. The interest rate and subsequent payments related to the Revolving Credit Facility are dependent on the Secured Overnight Financing Rate (“SOFR”).
On October 31, 2025, we entered into a $350.0 million Term Loan having a maturity date of October 31, 2032 and bearing interest of 4.00% plus SOFR, with a SOFR floor of 0%. Contracted payments are 1% of the Term Loan annually, with 0.25% paid quarterly beginning in June 2026. Proceeds from this Term Loan were used to pay the dividend discussed below. The Company was required to prepay the Term Loan with any proceeds received from an IPO of the Company’s common shares. Subsequent to December 28, 2025, the Company repaid $302.7 million of the Term Loan using net proceeds from the IPO completed in February 2026, resulting in a remaining balance of $47.3 million. On March 12, 2026, the Company repaid the remaining portion of the Term Loan using cash on hand and borrowings under the Revolving Credit Facility. In connection with the Term Loan, we estimate approximately $3.5 million in interest payments in the first quarter of fiscal year 2026.
We may be impacted by increases in interest rates on debt outstanding; to mitigate this risk, we evaluate interest rate cap agreements to manage our exposure to interest rate movements.
Dividend
On October 31, 2025, the Company’s Board of Directors declared a dividend of $2.45 per share on all outstanding shares of common stock (or an aggregate of approximately $423.3 million), which was paid on or before November 14, 2025, to stockholders of record on October 31, 2025, together with a compensatory make-whole payment in an aggregate amount of $2.6 million to the holders of certain of our outstanding options.

Leasing
Future rental payments for operating and financing leases total $1.1 billion and $68.0 million, respectively, as of December 28, 2025.
Capital Expenditures
Historically, we have invested significant capital in opening new stores and distribution centers and we anticipate additional capital expenditures as we open more stores. Our capital expenditures are related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New stores may require different levels of capital investment on our part in the future. Total capital expenditures, net of tenant allowances were $56.4 million for fiscal year 2025. Total estimated capital expenditures, net of tenant allowances for fiscal year 2026 is in the range of approximately $110.0 million to $115.0 million, of which the largest portion relates to new and remodeled stores and a new distribution center.
Restricted Cash
The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of our workers’ compensation and automobile insurance obligations. At December 28, 2025, we had $9.4 million in restricted cash.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net cash provided by operating activities	$164,474	$161,154	$197,172
Net cash used in investing activities	(83,047)	(78,224)	(22,773)
Net cash used in financing activities	(99,371)	(105,469)	(94,527)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,944)	$(22,539)	$79,872
Operating Activities
Net cash provided by operating activities in fiscal year 2025 was $164.5 million, primarily resulting from our net income of $121.7 million and non-cash charges of $163.7 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $120.9 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $56.3 million increase in operating leases, a $46.4 million increase in inventories, a $24.5 million decrease in accounts payable and a $5.6 million increase in other assets, all partially offset by a $5.3 million decrease in prepaid and other current assets and a $5.7 million increase in accrued expenses.
Net cash provided by operating activities in fiscal year 2024 was $161.2 million, primarily resulting from our net income of $87.9 million and non-cash charges of $145.0 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $71.8 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $76.4 million increase in inventories, a $57.7 million increase in operating leases, a $10.1 million increase in prepaid and other current assets and a $5.3 million increase in accounts receivable, all partially offset by a $72.9 million increase in accounts payable and a $4.2 million increase in customer deposits.
Net cash provided by operating activities in fiscal year 2023 was $197.2 million, primarily resulting from our net income of $78.1 million and non-cash charges of $138.1 million, both partially offset by changes in operating assets and liabilities, resulting in a net use of cash of $19.0 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $61.5 million increase in operating leases, a $12.6 million increase in accounts payable, a $5.8 million increase in other assets, and a $4.0 million increase in prepaids and other current assets, all partially offset by a $44.0 million decrease in inventories and a $4.1 million decrease in customer deposits.

Investing Activities
Net cash used in investing activities in fiscal year 2025 was $83.0 million, which consisted primarily of purchases of property and equipment associated with the 20 new store openings in fiscal year 2025 together with investments in the new regional distribution center anticipated to be fully operating in early 2026 and business information systems.
Net cash used in investing activities in fiscal year 2024 was $78.2 million, which consisted primarily of purchases of property and equipment associated with the 19 new store openings in fiscal year 2024.
Net cash used in investing activities in fiscal year 2023 was $22.8 million, which consisted of $29.8 million in purchases of property and equipment primarily associated with the seven new store openings in fiscal year 2023, partially offset by $7.0 million in proceeds from the reduction in our interest rate cap.
Financing Activities
Net cash used in financing activities in fiscal year 2025 was $99.4 million, primarily consisting of $425.9 million of dividends paid, $11.3 million in principal payments on financing lease obligations, and $11.0 million in debt issuance costs, partially offset by $350.0 million in proceeds from the issuance of the Term Loan.
Net cash used in financing activities in fiscal year 2024 was $105.5 million, consisting of $82.9 million of payments on our First Lien Note, $30.0 million in payments on our Line of Credit, $9.0 million in principal payments on financing lease obligations, $7.6 million in payments related to the exercise of employee stock options, and $6.0 million in payments for the acquisition of treasury stock, partially offset by $30.0 million in proceeds from our Line of Credit.
Net cash used in financing activities in fiscal year 2023 was $94.5 million, consisting of $77.0 million in payments on our Line of Credit, $66.5 million of payments on our First Lien Note, $8.3 million in principal payments on financing lease obligations, $5.8 million in payments related to the exercise of employee stock options and $4.0 million in payments for the acquisition of treasury stock, partially offset by $67.0 million in proceeds from our Line of Credit.
Off-Balance Sheet Arrangements

As of December 28, 2025, we had no significant off-balance sheet arrangements other than purchase obligations, and $10.0 million of outstanding standby letters of credit.
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management evaluates its accounting policies, estimates, and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ under different assumptions and conditions, and such differences could be material to the consolidated financial statements.
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following accounting policies are critical as they involve a higher degree of judgment or complexity and are the most significant to reporting our results of operations and financial position. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. All of our significant accounting policies are discussed in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements included in this Annual Report.
Long-Lived Assets
Lease Accounting
Our long-lived assets primarily consist of property and equipment and operating ROU assets. As of December 28, 2025 and December 29, 2024, our property and equipment, net was $328.8 million and $280.4 million, respectively, and our operating ROU assets were $641.5 million and $533.7 million, respectively. Property and equipment is recorded at cost, less accumulated depreciation, and amortization. ROU assets are recognized at the lease commencement date based on the present value of the remaining future minimum lease payments during the lease term, taking into consideration lease payments made before lease commencement and lease incentives and are recorded net of impairment. Our ROU asset calculations contain uncertainties as they require management to make assumptions and apply judgment, including lease terms and incremental borrowing rates (“IBRs”).
At lease commencement, we evaluate whether we are reasonably certain to exercise available options based on consideration of a variety of economic factors and the circumstances related to the leased asset. Factors considered include, but are not limited to, (i) the contractual terms, including renewal periods compared to estimated market rates, (ii) the uniqueness or importance of the asset or its location, (iii) the potential costs of obtaining an alternative asset, (iv) the potential costs of relocating or ceasing use of the asset, including the consideration of leasehold improvements and other invested capital, and (v) any potential tax consequences. The determination of the reasonably certain lease term affects the inclusion of rental payments utilized in the incremental borrowing rate calculations and the results of the lease classification test.
Additionally, as the implicit rate is not readily determinable in most of our leases, we determine the discount rate for each lease based upon our IBR in order to calculate the present value of the lease liability at the commencement date. The IBR is computed as the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the total lease payments in a similar economic environment. We estimate the IBR for each lease by considering the Company’s credit profile, reference to yield rates on debt issuances by companies of a similar credit rating, and the weighted-average lease term.
Store Impairment
We evaluate the recoverability of the carrying value of long-lived assets, including our stores, whenever events or circumstances indicate the carrying amount may not be recoverable. We evaluate the performance of individual stores for indicators of impairment, and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual retail store level.
Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. Further, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions. If the sum of the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset.
Since there is typically no active market for our long-lived tangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends, and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.
Recent Accounting Standards
Refer to “Note 2, Summary of Significant Accounting Policies” of the notes to the consolidated financial statements in this Annual Report for information on the recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
We purchase the majority of our inventory from vendors outside of the United States in transactions that are primarily denominated in U.S. dollars and, as such, any foreign currency impact related to these international purchase transactions was not significant to us for fiscal years 2025, 2024 and 2023. However, since we pay for the majority of our international purchases in U.S. dollars, a decline in the U.S. dollar relative to other foreign currencies would subject us to risks associated with increased purchasing costs from our vendors. We cannot predict with certainty the effect these increased costs may have on our financial statements or results of operations. We currently do not use derivative instruments to manage this risk.

Interest Rate Risk
We are primarily exposed to interest rate risk with respect to borrowings under our credit facility. Interest rate risk exposure over the next twelve months would be dependent on the amount borrowed under the Revolving Credit Facility. To lessen our exposure to interest rate risk, we had previously entered into interest rate cap agreements which hedged all variable-rate borrowings and have since expired, but could be part of future interest rate mitigation.
Impact of Inflation
Periods of higher or increasing inflation may reduce the level of discretionary consumer spending and inhibit customers’ use of credit, which can adversely affect our comparable sales. In addition, inflation generally affects us by increasing our cost of labor, material, transportation, and our general costs. For example, in fiscal years, 2025 and 2024, we experienced increases in ocean freight which impacted our profitability. We attempt to mitigate the impacts of inflation through price increases and negotiating vendor arrangements with more favorable pricing and other terms. However, we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases or negotiations with vendors in the future. We currently do not use derivative instruments to manage this risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bob’s Discount Furniture, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bob’s Discount Furniture, Inc. and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Merchandise Sales, Delivery Revenue, and Protection Plan Revenue

As described in Note 2 to the consolidated financial statements, the Company’s merchandise sales, delivery revenue and protection plan revenue make up a significant portion of total net revenues of $2,368.0 million for the year ended December 28, 2025. The Company recognizes revenue when control of the promised product or service is transferred to customers at an amount that reflects the consideration to which the Company is expected to be entitled in exchange for the products or services. Revenue from the sale of the Company’s merchandise is recognized at a point in time which can occur when merchandise is purchased and picked up at a retail store or distribution center or when merchandise is delivered to and accepted by the customer. Delivery revenue is recognized at a point in time when the related merchandise is delivered and accepted by the customer. Product protection plan revenue is recognized at the time of delivery of the related merchandise to the customer. Customer deposits represent payments made by customers at the time an order is placed, but before the Company has delivered merchandise to the customer, resulting in contract liabilities.

The principal consideration for our determination that performing procedures relating to revenue recognition for merchandise sales, delivery revenue and protection plan revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing revenue recognized and customer deposit activity for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices and proof of delivery or pickup; (ii) testing the timing of revenue recognized before and after December 28, 2025 for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices and proof of delivery or pickup; (iii) confirming a sample of outstanding third-party financing and credit card company balances as of December 28, 2025 and, for confirmations not returned, obtaining and inspecting source documents such as third-party funding statements; and (iv) testing the customer deposit activity during the period by developing an independent estimate and comparing to actual customer deposit activity.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 18, 2026

We have served as the Company’s auditor since 2010.

Bob’s Discount Furniture, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 28, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$53,202	$80,558
Restricted cash	9,412	—
Accounts receivable	17,590	17,223
Inventories	350,284	303,930
Prepaids and other current assets	40,871	46,208
Total current assets	471,359	447,919
Property and equipment, net	328,827	280,391
Operating lease right-of-use assets	641,529	533,690
Intangible assets	179,100	179,100
Goodwill	181,699	181,699
Deferred offering costs	3,981	—
Other assets	5,260	2,265
Total assets	$1,811,755	$1,625,064
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$260,610	$279,389
Self-insurance reserves	27,959	26,831
Accrued expenses	66,211	61,136
Customer deposits	70,740	66,606
Current portion of long-term debt	1,750	—
Finance lease liabilities, current portion	15,201	9,926
Operating lease liabilities, current portion	100,563	88,891
Total current liabilities	543,034	532,779
Long-term debt	337,430	—
Finance lease liabilities, noncurrent portion	44,254	30,211
Operating lease liabilities, noncurrent portion	678,800	562,069
Deferred income taxes	43,306	34,928
Other long-term liabilities	1,011	847
Total long-term liabilities	1,104,801	628,055
Total liabilities	1,647,835	1,160,834
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000 shares authorized; no shares issued or outstanding as of December 28, 2025 and December 29, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 119,777,765 shares issued and 110,530,029 outstanding at December 28, 2025; 118,703,566 shares issued and 109,872,523 outstanding at December 29, 2024	11	11
Additional paid-in capital	199,796	225,886
Treasury stock shares, at cost, 9,247,736 and 8,831,043 shares at December 28, 2025 and December 29, 2024, respectively	(67,336)	(63,351)
Retained earnings	31,449	301,684
Total stockholders' equity	163,920	464,230
Total liabilities and stockholders' equity	$1,811,755	$1,625,064

Bob’s Discount Furniture, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net revenues	$2,368,039	$2,028,143	$2,008,082
Cost of sales	1,286,703	1,079,703	1,073,355
Gross profit	1,081,336	948,440	934,727
Operating expenses (income)
Selling, general, and administrative expenses	899,873	813,302	806,938
Pre-opening expenses	18,782	15,326	4,662
(Gain) loss on disposal of fixed assets	(155)	17	2,226
Impairment of long-lived assets	—	2,061	1,322
Restructuring charges	292	—	1,760
Insurance recoveries	(5,000)	—	—
Total operating expenses	913,792	830,706	816,908
Operating income	167,544	117,734	117,819
Other (income) expense
Interest expense	9,091	10,538	19,872
Interest income	(2,050)	(2,450)	(1,006)
Other income, net	(663)	(3,778)	(3,665)
Total other expense, net	6,378	4,310	15,201
Income before taxes	161,166	113,424	102,618
Income tax expense	39,442	25,491	24,519
Net income	$121,724	$87,933	$78,099
Other comprehensive (loss) income
Change in unrealized interest rate hedging, net of tax expense of $—, $1,160, and $1,810, respectively	—	(3,038)	(4,770)
Total other comprehensive loss	—	(3,038)	(4,770)
Total comprehensive income	$121,724	$84,895	$73,329
Basic net income per share	$1.10	$0.80	$0.72
Diluted net income per share	$1.07	$0.78	$0.69

Bob’s Discount Furniture, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at January 1, 2023	108,430,496	$11	$204,014	4,418,089	$(25,730)	$7,808	$135,652	$321,755
Common stock issued under management incentive plan	2,867,901	-	7,161	-	-	-	-	7,161
Repurchases of common stock	(2,123,963)	-	-	2,123,963	(16,903)	-	-	(16,903)
Stock-based compensation expense	-	-	3,923	-	-	-	-	3,923
Other comprehensive loss	-	-	-	-	-	(4,770)	-	(4,770)
Net income	-	-	-	-	-	-	78,099	78,099
Balances at December 31, 2023	109,174,434	$11	$215,098	6,542,052	$(42,633)	$3,038	$213,751	$389,265
Common stock issued under management incentive plan	2,987,079	-	7,140	-	-	-	-	7,140
Repurchases of common stock	(2,288,990)	-	-	2,288,991	(20,718)	-	-	(20,718)
Stock-based compensation expense	-	-	3,648	-	-	-	-	3,648
Other comprehensive loss	-	-	-	-	-	(3,038)	-	(3,038)
Net income	-	-	-	-	-	-	87,933	87,933
Balances at December 29, 2024	109,872,523	$11	$225,886	8,831,043	$(63,351)	$-	$301,684	$464,230
Common stock issued under management incentive plan	1,074,199	-	4,337	-	-	-	-	4,337
Repurchases of common stock	(416,693)	-	-	416,693	(3,985)	-	-	(3,985)
Stock-based compensation expense	-	-	3,507	-	-	-	-	3,507
Dividends	-	-	(33,934)	-	-	-	(391,959)	(425,893)
Net income	-	-	-	-	-	-	121,724	121,724
Balances at December 28, 2025	110,530,029	$11	$199,796	9,247,736	$(67,336)	$-	$31,449	$163,920

Bob’s Discount Furniture, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities
Net income	$121,724	$87,933	$78,099
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	3,507	3,648	3,923
Transaction losses	2,996	4,890	4,304
Depreciation and amortization	71,105	65,194	62,876
Non-cash interest expense	285	2,973	4,728
Impairment and (gain) loss on disposal of fixed assets	(155)	743	2,698
Impairment of operating lease right-of-use assets	—	1,335	850
Non-cash lease costs	76,843	68,496	60,948
Deferred income taxes	8,378	(3,133)	(2,344)
Change in reserve for product warranties	712	857	127
Changes in operating assets and liabilities
Accounts receivable	(3,363)	(5,331)	(1,036)
Inventories	(46,354)	(76,444)	43,996
Prepaids and other current assets	5,337	(10,054)	(3,987)
Other assets	(5,557)	649	(5,824)
Accounts payable	(24,493)	72,877	12,587
Accrued expenses	5,655	23	889
Customer deposits	4,134	4,193	(4,118)
Operating leases	(56,280)	(57,695)	(61,544)
Net cash provided by operating activities	164,474	161,154	197,172
Cash flows from investing activities
Purchase of property and equipment	(83,047)	(78,224)	(29,770)
Proceeds from reduction in interest rate cap	—	—	6,997
Net cash used in investing activities	(83,047)	(78,224)	(22,773)
Cash flows from financing activities
Proceeds from issuance of Term Loan	350,000	—	—
Principal payments on First Lien Note	—	(82,936)	(66,502)
Proceeds from Line of Credit	3,000	30,000	67,000
Principal payments on Line of Credit	(3,000)	(30,000)	(77,000)
Debt issuance costs	(11,017)	—	—
Principal payments on financing lease obligations	(11,306)	(8,955)	(8,282)
Proceeds (payments) related to exercise of employee stock options	1,480	(7,604)	(5,757)
Payments for the acquisition of treasury stock	(1,127)	(5,974)	(3,986)
Dividends paid	(425,893)	—	—
Payments of initial public offering costs	(1,508)	—	—
Net cash used in financing activities	(99,371)	(105,469)	(94,527)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,944)	(22,539)	79,872
Cash, cash equivalents, and restricted cash beginning of period	80,558	103,097	23,225
Cash, cash equivalents, and restricted cash end of period	$62,614	$80,558	$103,097

Supplemental disclosure of cash flow data
Cash paid for interest	$4,515	$6,129	$13,335
Supplemental disclosure of noncash investing and financing activities
Assets acquired under financing leases	$30,737	$11,467	$56
Purchase of property and equipment included in accounts payable and accrued expenses	19,224	13,508	4,595
Deferred offering costs included in accounts payable	2,473	—	—
Employees cashless exercising of stock options	2,858	14,744	12,917

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 1.    Nature of Business
Bob’s Discount Furniture, Inc. is a Delaware corporation and omni-channel retailer of quality home furnishings offering a wide variety of merchandise assortments across several categories including upholstery, case goods, bedding and other. This assortment of merchandise can be purchased through both retail and eCommerce sales channels. As used in these annual financial statements and footnotes, "the Company" refers to Bob’s Discount Furniture, Inc. and its subsidiaries. At December 28, 2025, the Company operated in 209 stores in 26 states across the United States.
On February 5, 2026, the Company completed an initial public offering (the “IPO”), pursuant to which an aggregate of 19,450,000 shares of common stock were sold at a price of $17.00 per share. The Company received aggregate net proceeds of approximately $302.7 million after deducting underwriting discounts and commissions and other offering expenses. The Company used the net proceeds from the IPO to repay a portion of the amounts outstanding under its $350.0 million Term Loan. On March 12, 2026, the Company repaid the remaining portion of the Term Loan using cash on hand and borrowings under the Revolving Credit Facility. Refer to “Note 4, Long-Term Debt” for further information on the Term Loan and Revolving Credit Facility.
 2.    Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts and those of the Company’s wholly owned subsidiaries. Accordingly, all intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Sunday closest to December 31 and consists of 52 weeks with the exception that approximately every six years, the Company has a fiscal year with 53 weeks. The fiscal years ended December 28, 2025 (“fiscal year 2025”), December 29, 2024 (“fiscal year 2024”), and December 31, 2023 (“fiscal year 2023”) each consisted of 52 weeks.
Reverse Stock Split
On January 22, 2026, the Company effected a reverse stock split so that each approximately 1.56565 shares of common stock was reduced to one share of common stock (“Reverse Stock Split”) of its issued and outstanding shares of common stock and treasury stock. The number of authorized shares and par value per share of the shares of common stock and preferred stock were not adjusted as a result of the Reverse Stock Split. Accordingly, all share and per share amounts, treasury stock, and options to purchase shares of common stock for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.
Segment Reporting
The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews asset and financial information on a consolidated basis for the purpose of allocating resources and evaluating financial performance, resulting in one operating and reportable segment.
The CODM assesses performance at the consolidated level and allocates resources based on net income, which is reported on the consolidated statements of operations and comprehensive income as net income.
Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to leased assets and the Company’s evaluation of retail stores for impairment. Actual results could differ from the estimates made and such differences could be material to the consolidated financial statements.
Cash and Cash Equivalents
Cash and short-term highly liquid investments with original maturities of three months or less, including money market funds, are considered cash and cash equivalents and are reported at fair value. The Company maintains cash and

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
cash equivalents in both interest and non-interest-bearing bank deposit accounts in high-quality financial institutions and are in amounts which exceed the federal insurance limits. Management performs ongoing evaluations of these institutions to limit the Company’s concentration of credit risk.
Amounts in transit from banks for customer credit card, debit card, and electronic transactions that are processed in less than seven days from year-end are classified as cash equivalents. As of December 28, 2025 and December 29, 2024, amounts due from banks for these transactions totaled $14.1 million and $13.7 million, respectively.
Restricted Cash
The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of its workers’ compensation and automobile insurance obligations.
Derivatives
The Company uses derivative financial instruments in the form of interest rate caps to manage interest rate risk. Derivative financial instruments are not used for trading or speculative purposes. The Company records all derivative financial instruments in its consolidated balance sheets as either assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether management has elected to designate a derivative as a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply, or management elects not to apply hedge accounting. For derivatives that are not designated as a hedge, changes in fair value are reported directly to other income, net on the Company’s consolidated statements of operations and comprehensive income.
For derivatives that are designated and that do qualify as cash flow hedges of interest rate risk, the changes in fair value are reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized currently in earnings in interest expense in the Company’s consolidated statements of operations and comprehensive income and are recognized over the life of the hedge on a systematic and rational basis. Amounts reported in AOCI in the Company’s consolidated balance sheets related to derivatives are recognized as interest expense in the Company’s consolidated statements of operations and comprehensive income as interest payments are made on its variable-rate debt.
Fair Value Measurements
The Company’s non-derivative financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, finance and operating lease liabilities, other current assets and liabilities, long-term debt and letters of credit. Due to the short-term nature of its financial instruments, the Company believes that the carrying values approximate fair value. With regard to long-term debt, the Company believes that the carrying value approximates its fair value as the terms and interest rate approximate market rates given its floating rate basis.
The financial assets and liabilities are measured at fair value, which is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income, and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset and liability.
The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
The Company has categorized its cash equivalents and derivative financial instruments within the fair value hierarchy as follows:
•Level 1 — applies to financial assets and liabilities for which there are quoted market prices for identical assets and liabilities in an active market.
•Level 2 — applies to financial assets and liabilities for which there are inputs other than quoted market prices for identical assets or liabilities in an active market such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in a market with insufficient volume or infrequent transactions.
•Level 3 — applies to financial assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the asset or liability.
The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.
Accounts Receivable
Accounts receivable consists primarily of amounts due to the Company from third-party finance partners and arise from the sale of products on trade credit terms and is presented net of allowance for expected credit losses. The allowance for expected credit losses represents management's estimate of expected credit losses based on the length of time trade accounts receivable are past due, previous loss history, the client’s current ability to pay its obligations, and the current and future condition of the general economy and industry as a whole. Accounts receivable are written off against the allowance account when the receivable is deemed to be uncollectible, and any payments subsequently received on such receivables are credits to the allowance for expected credit losses. On December 28, 2025, and December 29, 2024, the Company had no allowance for expected credit losses as all receivables were determined to be fully collectible.
Inventories
Inventories consist entirely of finished goods and are carried at the lower of average cost or net realizable value, with cost determined on a weighted average cost basis. Average cost is determined based on charges incurred in the acquisition of inventories based on the actual cost of an item when it is received in the warehouse including both vendor costs, freight costs, tariffs and overhead costs to bring inventory to a ready for sale position which is combined with total cost of inventory on hand for that item. Vendor costs are determined based on the actual cost to procure the item from vendors while freight costs are determined using standard freight costs, which are updated on a regular basis, and which approximate actual costs. Inventories on hand are marked down to net realizable value based on estimated selling prices.
Inventory reserves are recorded for excess quantities, obsolete inventory and shrinkage. Reserves for excess quantities and obsolete inventory are estimated based on specific identification and historical write-offs, considering customer demand and market conditions, the selling environment, historical results, and current inventory trends. Reserves for shrinkage are estimated and recorded throughout the year based on historical shrinkage results and current inventory levels. Actual shrinkage is recorded throughout the year based on periodic physical inventory counts. On December 28, 2025, and December 29, 2024, the Company’s inventory reserves were $15.2 million and $10.0 million, respectively.
Property and Equipment
Property and equipment is recorded at cost, less accumulated depreciation, and amortization. Major renewals and betterments which improve or extend the useful life of the property and equipment are capitalized while replacements, maintenance, and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Retirement, sales or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of operating expenses.
Capitalized Software
Computer software purchased or developed for internal use is capitalized. Computer software and mobile application development costs incurred in the preliminary project stage for software to be used for internal use are expensed as incurred until the preliminary project stage is complete. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Software licenses purchased from third parties are capitalized at cost if the license agreement provides the Company an ownership interest in the computer software and the license allows use of the software for a period exceeding 24 months.
Certain costs incurred in cloud computing hosting arrangements, which are service contracts that include an internal-use software license, are capitalized. In these instances, implementation costs are capitalized dependent on the nature of the costs and the project stage which they are incurred, including certain costs after the planning stage from development until the site is fully designed and is operational. The capitalized costs are amortized over the useful life of the internal-use software license.
Depreciation and Amortization
Depreciation of property and equipment and software and amortization of leasehold improvements is calculated using the straight-line method using the following useful lives:

Years
Vehicles	5
Furniture and fixtures	5-10
Machinery, computer, office equipment, and software	3-10
Distribution center expansions	20
Leasehold improvements are amortized over the shorter of the applicable remaining lease term or estimated useful life of ten to twenty years.
Leases
The Company determines if an arrangement contains a lease at the inception of the agreement based on the right to control the use of an identified asset and the right to obtain substantially all of the economic benefits from the use of that identified asset. The Company determines lease classification at the commencement of an arrangement when it is determined that a lease exists. Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the remaining future minimum lease payments during the lease term. The Company has elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases (leases that, at the commencement date, have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise) as permissible under the standard. For short-term leases, the Company recognizes lease payments on a straight-line basis and variable payments in the period in which the obligation for those payments is incurred.
Lease Term
The lease commencement date is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property. Certain operating leases have renewal and termination options. These options are assessed to determine if the Company is reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.
Incremental Borrowing Rate
The Company uses the rate implicit in the lease agreement if readily determinable. If the implicit rate is not readily determinable in the lease agreement, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement or remeasurement event.
Balance Sheet
The Company accounts for lease and non-lease components separately. Fixed payments, including stated rent escalations, are included in the measurement of ROU assets and lease liabilities upon lease commencement. The operating lease ROU assets also include lease payments made before lease commencement and impacts of lease incentives and are recorded net of impairment. Standard tenant allowances received from landlords, typically those received under operating lease agreements, are recorded as cash and cash equivalents with an offset recorded in lease ROU assets in the Company’s

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
consolidated balance sheets. Tenant allowances that are reasonably certain to be received after lease commencement are reflected as a reduction of both the lease liabilities and ROU assets in the consolidated balance sheets at the commencement date. Tenant allowances received from landlords during the construction phase of a leased asset and prior to lease commencement are recorded as cash and cash equivalents with an offset recorded in prepaids and other current assets and other assets (to the extent the Company has incurred related capital expenditures for construction costs) or in accrued expenses (to the extent that payments are received prior to capital construction expenditures by us) in the Company’s consolidated balance sheets. The land portion of the leases involving land and building are not accounted for separately.
Operating leases are included in operating lease ROU assets, operating lease liabilities, current portion and operating lease liabilities, non-current portion in the Company’s consolidated balance sheets. Finance leases are recognized within property and equipment, net and as finance lease liabilities, current portion and finance lease liabilities, noncurrent portion in the Company’s consolidated balance sheets.
Statement of Operations
Lease expense is classified as either cost of sales or selling, general and administrative (“SG&A”) in the Company’s consolidated statements of operations and comprehensive income, depending on the nature of the leased property. Amortization of ROU assets is recognized on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates, usage or sales volume, are not included in the ROU assets or lease liabilities. These are expensed as incurred.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets, which includes its ROU assets, for impairment whenever events and circumstances indicate that the assets' carrying value may not be recoverable. The assessment of recoverability is based on best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset group to determine if there is any indicator of impairment requiring the Company to further assess the fair value of its long-lived assets. If the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, an impairment loss is recognized equal to the difference between the carrying value and fair value of the assets, usually determined by the estimated discounted cash flow of the assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other asset groups, which the Company has determined to be each of its retail stores. Cash flow estimates are based on store level historical results, current and expected future trends, and operating cash flow projections. Estimates are subject to uncertainty and may be affected by several factors outside the Company’s control, including general economic conditions and the competitive environment.
No impairments were recognized during fiscal year 2025. In fiscal years 2024 and 2023, the Company considered updated forecasted cash flows which indicated the forecasted cash flows for certain stores were lower than amounts previously forecasted. In fiscal year 2024, the Company recognized an impairment loss for one store on its operating lease ROU assets of $1.3 million and property and equipment of $0.7 million. In fiscal year 2023, the Company recognized an impairment loss for a separate store on its operating lease ROU assets of $0.8 million and property and equipment of $0.5 million. These impairments were recognized in impairment of long-lived assets on the Company’s consolidated statements of operations and comprehensive income.
Goodwill and Indefinite-Lived Intangible Assets
The Company’s goodwill and indefinite-lived intangible assets are comprised of goodwill and the Bob’s Discount Furniture trade name and related trademarks that were recognized in connection with the acquisition of the Company by Bain Capital in 2014. Goodwill represents the costs in excess of the fair value of net assets acquired. Indefinite-lived intangible assets consist of Bob’s Discount Furniture trade name and related trademarks which were determined to have an indefinite useful life.
Goodwill and intangible assets with indefinite useful lives are not amortized but are evaluated for impairment at least annually, during the fourth quarter, and more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, or an adverse action or assessment by a government agency or regulator. The Company evaluates annually whether its trademarks continue to have an indefinite life.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Under U.S. GAAP, the Company can elect to first assess qualitative factors in order to determine if it is more likely than not that the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, management considers such factors as macro-economic conditions, industry, and market conditions in which the Company operates including the competitive environment and significant changes in demand. If the qualitative analysis indicates that it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount or if the Company does not elect to perform a qualitative analysis, a quantitative analysis is performed to determine if an impairment exists. The quantitative impairment analysis is used to identify potential impairment by comparing the fair value of the reporting unit and the indefinite-lived intangible asset with its carrying value using an income approach, along with other relevant market information. A discounted cash flow model is used to estimate the fair value of the reporting unit for the goodwill analysis and the relief-from-royalty method is used to estimate the fair value of intangible assets. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Company performed a qualitative analysis for fiscal years 2025 and 2024 and a quantitative analysis for fiscal year 2023. Based on these analyses, there were no indications of impairments; therefore, no impairment to goodwill or indefinite-lived intangible assets was recognized in fiscal years 2025, 2024, or 2023. As a result, during the years ended December 28, 2025, December 29, 2024, and December 31, 2023, there were no changes to the carrying value of goodwill or indefinite-lived intangible assets.
Deferred Offering Costs
Deferred offering costs consist primarily of investment banking, accounting, legal, advisory and other fees directly related to the Company’s issuance and proposed issuances of equity securities. Deferred offering costs that are considered direct and incremental to the equity offering are deferred in the Company’s consolidated balance sheets as deferred offering costs and will be charged against gross proceeds of the offering as a reduction to additional paid in capital. All other costs related to the equity offering that are not considered direct and incremental to the equity offering are expensed as incurred. If the equity offering is abandoned, any previously deferred offering costs are expensed immediately in the period the equity offering is abandoned.
Self-Insurance Reserves
The Company is insured by a high deductible workers’ compensation insurance policy issued by a third-party and self-insures workers’ compensation, general liability, automobile liability, and medical liability occurrences. The self-insured retention varies for each program and program year.
Costs for claims filed, as well as claims incurred but not reported, are accrued based on estimates using information received from plan administrators, a third-party actuary, historical claims, and other relevant data. The total discounted liability for all the Company’s self-insurance reserves was included in self-insurance reserves in the Company’s consolidated balance sheets.
Customer Deposits
Customer deposits represent payments made by customers at the time an order is placed, but before the Company has delivered merchandise to the customer, resulting in contract liabilities. See “Note 14, Revenue and Segment Information” for further information on customer deposit balances and breakage recognized.
Product Warranties
The Company’s furniture products, excluding mattresses, carry an explicit warranty that they will be free from factory defects for one year from the date of delivery or pickup. A provision for estimated warranty and related costs is recognized at the time of sale based on historical warranty loss experience and the Company makes periodic adjustments to those provisions to reflect actual experience. The warranty obligations are recorded within accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets. Costs to provide this warranty are included in cost of sales in the consolidated statements of operations and comprehensive income. The Company has no product warranty liability associated with mattresses as these warranties are covered by the manufacturers. Refer to “Note 8, Accrued Expenses and Other Long-Term Liabilities” for further information on product warranties.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Debt Issuance Costs
Debt issuance costs paid to the lender and third-party fees are capitalized as a reduction to the carrying value of the associated debt on the Company’s consolidated balance sheets. These costs are amortized using the effective interest method over the term of the agreement and recorded in interest expense in the Company’s consolidated statements of operations and comprehensive income. Debt issuance costs of $10.8 million were recorded net of long-term debt on the Company’s consolidated balance sheets as of December 28, 2025. There were no debt issuance costs recorded net of long-term debt at December 29, 2024.
Revenue Recognition
The Company recognizes revenue when control of the promised product or service is transferred to customers at an amount that reflects the consideration to which the Company is expected to be entitled in exchange for the goods or services. The Company generates revenue from two sales channels, retail and eCommerce sales, each of which include revenue generated from the sale of merchandise, delivery, and protection plan activities.
Merchandise
Revenue from the sale of the Company’s merchandise is recognized at a point in time when control of merchandise is transferred to the customer. This can occur when merchandise is purchased and picked up at a retail store or distribution center or when merchandise is delivered to and accepted by the customer.
Delivery
The Company offers its customers the option for delivery of their merchandise. Delivery revenue represents revenue generated by the Company’s shipping and handling activities that are undertaken in connection with fulfilling the promise to transfer merchandise to customers. Delivery revenue is recognized at a point in time when the related merchandise is delivered and accepted by the customer.
Protection Plan
The Company offers its customers the option to purchase a product protection plan (“Goof Proof”) covering accidental damage for five years from the date the one-year product warranty expires. The Company has no performance obligations under this relationship once Goof Proof is sold to customers and acts as a sales agent for this optional product protection plan. Goof Proof is managed by a third-party protection company and, as such, customer requests for coverage under this protection plan are directed to and are the financial responsibility of the third-party protection company. The revenue from the sale of Goof Proof, net of third-party protection company costs, is recognized at the time of the delivery of the related merchandise to the customer.
Vendor Rebates
The Company receives volume vendor rebates from third-party partners who provide customers with lease-to-own options on merchandise sold by the Company. Vendor rebates are recognized at a point in time when the related merchandise is delivered and accepted by the customer. Vendor rebates recognized as revenue for fiscal years 2025, 2024, and 2023 were $8.0 million, $5.1 million, and $3.5 million, respectively.
Gift Cards
The Company sells gift cards to customers in its retail stores. Such gift cards do not have expiration dates. The Company recognizes a gift card liability when a gift card is sold or donated and records revenue when a gift card is redeemed for merchandise. Gift card breakage is recognized over time proportional to historical gift card redemption rates and such breakage is recorded within net revenues in the Company’s consolidated statements of operations and comprehensive income. See “Note 8, Accrued Expenses and Other Long-Term Liabilities” for further information on the unredeemed gift card balances and “Note 14, Revenue and Segment Information” for further information on gift card breakage recognized.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Customer Deposits
The Company recognizes customer deposit breakage over time proportional to historical customer deposit redemption rate. See “Note 14, Revenue and Segment Information” for further information on customer deposit breakage recognized.
Sales Tax
The Company excludes from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as “sales taxes”). Sales tax collected from customers is included in accounts payable in the Company’s consolidated balance sheets until it is ultimately remitted to governmental authorities.
Returns
The allowance for sales returns is recorded based on estimated returns which are based on historical sales returns. Merchandise exchanges of similar product, price, and condition are not considered merchandise returns and, therefore, are excluded when calculating the sales returns reserve. The allowance for sales returns is presented within accrued expenses in the Company’s consolidated balance sheets and the estimated value of the right of return asset for merchandise is reported within prepaids and other current assets in the Company’s consolidated balance sheets.
Cost of Sales
Cost of sales consists of actual product cost, the cost of transportation between warehouses, suppliers, depots and retail stores and to deliver to customers’ homes, warranty costs, the cost of warehousing, inventory reserves and write-downs.
Shipping and Handling Delivery Fees and Costs
Costs incurred for shipping and handling are classified as cost of sales in the Company’s consolidated statements of operations and comprehensive income. In instances where revenue is recognized for the related direct-to-consumer merchandise upon shipment but prior to delivery to customers, the related costs of shipping and handling activities will be accrued in the same period.
Selling, General, and Administrative Expenses
SG&A expenses include the costs of selling the Company’s products and other general and administrative costs. Selling expenses consist primarily of advertising costs, commissions, transaction losses due to fraudulent transactions, bank charges net of certain financing volume rebates, compensation and benefits of employees performing various sales functions, and the occupancy costs of retail stores. For commissions, the Company uses the practical expedient to recognize these costs as incurred as the amortization period is less than one year. Other general and administrative expenses included in SG&A are comprised primarily of compensation and benefit costs for administrative employees, stock-based compensation, and other administrative costs. SG&A expenses exclude non-capital costs associated with the opening of a new store or relocating an existing store.
Pre-opening expenses
Pre-opening expenses include non-capital costs related to the opening of a new store or distribution center or relocating an existing store or distribution center and are recognized when incurred. Pre-opening expenses begin, on average three months to one year in advance of a store or distribution center opening or relocation due to, among other things, the amount of time it takes to prepare a store for its grand opening or prepare a distribution center for operations. Pre-opening expenses primarily include rent, advertising, training, staff recruiting, utilities, personnel, equipment rental and certain legal fees. A location is considered to be relocated if it is closed temporarily and re-opened within the same primary area.
Advertising costs
Advertising costs primarily represent the costs associated with digital marketing, direct mailings, television and on-air radio spots, and other media. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees, and photo and video production. Advertising costs from direct mailers are expensed when printed and provided to the carrier for distribution. Website and other advertising expenses, which include eCommerce advertising, web creative content, television, and direct marketing activities such as print media and radio, are expensed as incurred when the advertising is aired or printed. The majority of advertising costs are included in SG&A expenses on the

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Company’s consolidated statements of operations and comprehensive income with the exception of advertising costs related to new stores which are recorded to pre-opening expenses. See “Note 14, Revenue and Segment Information” for further information on advertising costs.
Stock-based Compensation
Stock-based compensation relates to the cost associated with granting options to purchase shares to independent directors and key employees of the Company. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of forfeitures, straight-line over the requisite service period, generally the vesting period for awards expected to vest. Stock-based compensation expense is included within SG&A expenses in the consolidated statements of operations and comprehensive income.
The Company estimates, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions and judgments including anticipated volatility in the underlying stock price and option exercise activity. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Expected volatility is determined using the average stock price volatility of peer group public companies with similar attributes to the Company. The risk-free rate of return is based on the United States Treasury bill rate extrapolated to the term matching the expected life of the share grant. The expected life of stock options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical data together with expectations of future behavior of the stock option holder. The expected dividend yield was based upon the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are recognized at the actual time of the forfeiture of the options.
Tax benefits associated with stock-based compensation arrangements are included within income tax expense in the consolidated statements of operations and comprehensive income. Windfall tax benefits, defined as tax deductions that exceed recorded stock-based compensation, are classified as cash inflows from operating activities in the Company’s consolidated statements of cash flows.
Insurance Claims
From time to time, the Company may submit a claim related to an insurable event. The Company may receive recoveries from the insurance company for recovery of costs or lost profits associated with the event. Insurance proceeds for the recovery of costs are recognized up to the amount that the costs have been incurred when receipt of the recovery is probable. Proceeds for cost recovery are recognized in the Company’s consolidated statements of operations and comprehensive income; however, the classification is dependent on the nature of the claim and the Company must use judgment to determine the impacted financial statement line items. Insurance recoveries for lost profits are recognized when the proceeds are received, or receipt of the proceeds is probable and non-refundable. Proceeds from lost profits are recognized in insurance recoveries above operating income on the Company’s consolidated statements of operations and comprehensive income.
In fiscal year 2025, the Company received $5.0 million and $0.1 million in insurance recoveries for lost profits and cost recovery, respectively, associated with an information technology system outage and the related interruption of its business that occurred at the end of September 2024. These amounts were recorded to insurance recoveries and SG&A expenses, respectively, in the Company’s consolidated statements of operations and comprehensive income. The Company may receive additional recoveries associated with this event; however, the timing and amount of recoveries are unknown and not yet realizable.
Interest Expense and Income
Interest expense arises primarily from borrowings under the Company’s long-term debt together with the amortization of deferred financing fees and interest related to finance leases. Interest income represents interest on the Company’s highly liquid investments with original maturities of three months or less.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities for the expected future tax consequences of events have been recognized in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that management believes these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is established for deferred tax assets when it is more likely than not that the assets will not be realized.
The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The unrecognized tax benefits, if recognized, would be recognized as a benefit to income tax expense in the Company’s consolidated statements of operations and comprehensive income. The liability associated with an unrecognized tax benefit is classified as a long-term liability in the Company’s consolidated balance sheets except for the amount for which a cash payment is expected to be made or tax positions settled within one year, which is classified as a short-term liability. Interest and penalties related to income tax matters are recognized as a component of income tax expense in the Company’s statement of operations and comprehensive income.
Treasury Stock
Treasury stock arises from the repurchase of common stock that has been purchased in connection with the exercise of share-based options under the share-based compensation program and is recognized in the Company’s consolidated balance sheets at cost as a separate component of stockholders’ equity.
On January 20, 2026, the Company’s Board of Directors approved the retirement of its shares of common stock that were being held as treasury stock shares. The retired treasury stock shares will be returned back to authorized and unissued shares of common stock. The retirement of these treasury stock shares has no effect on previously reported net income, total assets or stockholders’ equity.
Comprehensive Income
Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income consist of net gains (losses) on derivative securities that have been designated as hedging transactions, presented net of tax. Gains and losses will be recognized in net income in periods in which the hedged cash flow changes, in an amount necessary to reflect constant net cash flow for the hedged item.
Net Income per Share
Basic net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed as net income divided by the weighted-average number of common shares outstanding for the period and common share equivalents under the Company’s incentive stock-option plan using the treasury stock method. Potential dilutive shares are excluded from the computation of diluted net income per share if their effect is anti-dilutive.
Recently Issued Accounting Standards
Recent Accounting Standards Not Yet Adopted
In December, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-10, Accounting for Government Grants Received by Business Entities. The standard update establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. This update will be effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and can be applied modified retrospectively or retrospectively. Early adoption is permitted. The impact that this standard update will have on the Company is dependent on future government grants.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The standard update eliminates accounting consideration of software project development stages that exists under current U.S. GAAP. Capitalization of software development costs would begin when (1) management has authorized and committed to funding a software development project and (2) it is probable that the software development project will be completed and the software will be used to perform its intended function. This update will be effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and can be applied prospectively, using a modified transition based on status of the project and whether software costs were capitalized before the date of adoption, or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this standard update will have on the Company’s consolidated financial statements when adopted.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The standard update requires disclosure of additional information about specific expense categories to provide investors with a better understanding of an entity’s cost structure and forecasting cash flows. The new requirements will be effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and can be applied prospectively or retrospectively. Early adoption is permitted. The amendments in the standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its disclosures from adopting this new accounting standard.
 3.    Property and Equipment, Net
Property and equipment are summarized as follows:

(in thousands)	December 28, 2025	December 29, 2024
Leasehold improvements and distribution center expansions	$460,143	$407,792
Machinery, computer and office equipment	192,018	145,647
Software	150,655	136,515
Vehicles	2,905	2,512
Furniture and fixtures	19,109	18,022
Construction in progress	22,013	17,400
Property and equipment, gross	846,843	727,888
Less: Accumulated depreciation	(518,016)	(447,497)
Property and equipment, net	$328,827	$280,391
Refer to “Note 10, Leases” for further information on leased assets.
The Company recognized total depreciation expense related to property and equipment of $71.1 million, $65.2 million, and $62.9 million in fiscal years 2025, 2024 and 2023, respectively. Included within these amounts was depreciation expense associated with capitalized software of $16.2 million, $18.0 million, and $17.4 million in fiscal years 2025, 2024 and 2023, respectively.
The difference between the gross carrying value and accumulated depreciation of disposed property and equipment is recognized in (gain) loss on disposal of fixed assets in the Company’s consolidated statements of operations and comprehensive income. During fiscal year 2023, the Company disposed of capitalized software with a gross carrying value of $4.6 million and accumulated depreciation of $2.4 million. The (gain) loss on disposal of fixed assets was not material in fiscal years 2025 and 2024.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 4.    Long-Term Debt
Long-term debt obligations are summarized as follows:

(in thousands)	December 28, 2025	December 29, 2024
Revolving Credit Facility	$—	$—
Term Loan	350,000	—
Total long-term debt at par value	350,000	—
Less: Current portion of long-term debt	(1,750)	—
Less: Unamortized original issue discount	(10,820)	—
Total long-term debt	$337,430	$—
The weighted average interest rate on long-term debt outstanding as of December 28, 2025 was 7.9%. At December 29, 2024, there was no long-term debt outstanding; therefore, the weighted average interest rate was 0%.
The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

(in thousands)
Year 1	$1,750
Year 2	3,500
Year 3	3,500
Year 4	3,500
Year 5	3,500

First Lien Note
On February 12, 2014, the Company entered into a First Lien Note (the “Note”) having a maturity date of August 12, 2023, and bearing interest of 5.25% plus the Long Inter-Bank Offered Rate (“LIBOR”), with a LIBOR floor of 1.00%. On August 24, 2022, the Company amended its credit agreement resulting in an extension of the term loan maturity date to February 12, 2026, and modification of the annual interest rate to 7.25% plus the Secured Overnight Financing Rate (“SOFR”), with a SOFR floor of 1.00%. In fiscal years 2024 and 2023, the Company made voluntary principal prepayments on the Note of $82.2 million and $65.0 million, respectively, which, in addition to the scheduled principal payments, resulted in the complete pay down of the Note in fiscal year 2024.
Debt Issuance Costs
In connection with the amendment, the Company incurred $7.5 million of financing costs which were deferred as a reduction to the carrying value of the long-term debt obligation. The amounts deferred were being amortized over the life of the agreement using the effective interest method. Amortization of debt issuance costs associated with the Note, which is recognized in interest expense in the Company’s consolidated statements of operations and comprehensive income, was $2.9 million and $4.7 million for fiscal years 2024 and 2023, respectively. Included within the amortization for fiscal years 2024 and 2023 was the acceleration of $2.1 million and $2.7 million of amortization in connection with the voluntary prepayments on the Note, respectively. There was no amortization in fiscal year 2025 as a result of the complete pay down of the Note in fiscal year 2024.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Asset Based Revolving Credit Facility
The Company’s Asset Based Revolving Credit Facility (the “Credit Facility”) consists of three components: a revolving Line of Credit (the “Line of Credit”), standby letters of credit, and Swingline loans. The availability of credit at any given time is constrained by the terms and conditions of the facility, including the amount of collateral available and a borrowing base formula based on several factors including the value of eligible accounts receivable and inventory. In July 2024, the Company amended its Credit Facility (the “Amendment”) to (i) extend the maturity date to July 1, 2029; (ii) reduce the aggregate amount of revolving commitments from $150.0 million to $125.0 million; (iii) modify the borrowing base formula to permit a higher percentage of inventory to be used in the calculation of availability under the Credit Facility; and (iv) to provide for certain other modifications. Additionally, on June 2, 2023, the Company amended its Credit Facility to modify the interest rate to SOFR plus a 0.1% Credit Spread Adjustment plus 1.50% to 2.00% depending on the average amount borrowed as a percent of its availability. Prior to this June 2, 2023 amendment, the interest rate was LIBOR plus 1.5%. The Company is required to pay a quarterly commitment fee of 0.375% of the unused portion of the Credit Facility. In connection with the Credit Facility, the Company has entered into a letter of credit of $0.6 million issued on the Company’s behalf by a financial institution related to the guarantee of future payment on certain lease agreements.
Third-party fees associated with the amendments in fiscal years 2024 and 2023 were not material. Amortization of debt issuance costs associated with the Credit Facility was not material for fiscal years 2025, 2024, and 2023. Borrowing capacity under the Credit Facility was $124.4 million and $121.0 million at December 28, 2025 and December 29, 2024, respectively. The Company had no amounts borrowed under its Credit Facility at December 28, 2025 and December 29, 2024.
Term Loan
On October 31, 2025, the Company entered into a $350.0 million Term Loan (the “Term Loan”) having a maturity date of October 31, 2032 and bearing interest of 4.00% plus SOFR, with a SOFR floor of 0%. Contracted payments are 1% of the Term Loan annually, with 0.25% paid quarterly beginning in June 2026. The Company was required to prepay the Term Loan with any proceeds received from an IPO of the Company’s common shares. Subsequent to December 28, 2025, the Company repaid the Term Loan using net proceeds of $302.7 million from the IPO completed in February 2026, cash on hand and borrowings under the Credit Facility. Refer to “Note 1, Nature of Business” for further information on the IPO.
Debt Issuance Costs
In connection with the amendment, the Company incurred $11.0 million of financing costs, which were deferred as a reduction to the carrying value of the long-term debt obligation. The amounts deferred will be amortized over the life of the Term Loan using the effective interest method and will be recognized as interest expense in the Company’s consolidated statements of operations and comprehensive income. Amortization of debt issuance costs associated with the Term Loan was $0.2 million for fiscal year 2025. In connection with the paydowns of the Term Loan, the Company will recognize an acceleration of amortization of debt issuance costs of $10.7 million in the first quarter of fiscal year 2026.
Covenants
The Credit Facility and Term Loan are subject to certain financial and nonfinancial covenants including a fixed charge ratio covenant which is only measured when the Company’s available line of credit drops below thresholds as set forth in the agreement. Each of the Credit Facility and Term Loan is collateralized by company assets and is guaranteed by certain of the Company’s subsidiaries. Loans under each of these facilities may become immediately due and payable upon certain events of default, including failure to comply with loan covenants, as set forth in the facility agreements. There are no compensating balances required by the lenders.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 5.    Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. While the Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities, it manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and through derivative financial instruments.
Cash Flow Hedge of Interest Rate Risk
The Company’s objective in using an interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate cap as part of its interest rate risk management strategy. Interest rate caps that are designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. During fiscal years 2025 and 2024, the Company used an interest rate cap to hedge the variable cash flows associated with existing variable-rate borrowings under its long-term debt obligations. The Company’s interest rate cap matured on July 31, 2025.
At inception, in fiscal year 2020, the Company designated all of the $216.8 million notional value of its interest rate cap as a cash flow hedge against the variable-rate interest payments on its floating rate Note. In fiscal years 2023 and 2022, the Company concluded that a portion of the forecasted hedge transaction was no longer probable of occurring, resulting in $145.7 million and $71.1 million of the derivative notional value being de-designated as a cash flow hedge, respectively. In connection with the de-designation in fiscal year 2023, $4.3 million was recognized to other income, net in the Company’s consolidated statements of operations and comprehensive income. At December 29, 2024, none of the derivative notional value was designated as a cash flow hedge. The derivative served as an economic hedge against the Company’s interest rate risk. As a result of the interest rate cap being fully matured, no amounts are expected to reduce AOCI in the forthcoming twelve months.
Non-designated Hedge
Any derivative that is not designated as a hedge is not speculative and is used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements or the Company has not elected to apply hedge accounting.
In fiscal year 2023, the Company reduced the notional value of the de-designated derivative by $112.5 million, realizing $7.0 million in cash proceeds. No other economic changes to the terms of the derivative were made.
There were no derivative financial instruments outstanding as of December 28, 2025. The following table summarizes the fair value of the derivative financial instruments as well as their notional value and classification in the Company’s consolidated balance sheets as of December 29, 2024.

(in thousands)		Asset Derivative
Derivative Position as of December 29, 2024	Notional Balance	Prepaid and Other Current Assets
Derivatives not designated as hedging instruments
Interest rate products	$83,312	$1,459

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
The following table summarizes the effect of the cash flow hedges in the Company’s consolidated statements of operations and comprehensive income during fiscal years 2025, 2024, and 2023.

	(Gain) or Loss on Effective Portion Reclassified from AOCI to Earnings
	For fiscal year ended
(in thousands)	Classification	December 28, 2025	December 29, 2024	December 31, 2023
Interest rate products	Interest expense	$—	$(1,147)	$(6,177)
	Other income, net	$—	$(3,067)	$(4,250)

	Gain or (Loss) on Effective Portion Recognized in AOCI
	For fiscal year ended
(in thousands)	Classification	December 28, 2025	December 29, 2024	December 31, 2023
Interest rate products	AOCI	$—	$29	$(520)
The following table summarizes the effect of the derivative financial instrument that is not designated as hedging instruments in the Company’s consolidated statements of operations and comprehensive income during fiscal years 2025, 2024, and 2023.

(in thousands)	Classification	Amount of (Gain) or Loss Recognized in Income on Derivative
		For fiscal year ended
		December 28 2025	December 29 2024	December 31 2023
Interest rate products	Other income, net	$(437)	$(858)	$144
 6.    Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis on December 28, 2025, and December 29, 2024.

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Asset (Liability)
Money market funds	$31,792	$—	$—	$31,792
Balance at December 28, 2025	$31,792	$—	$—	$31,792

Asset (Liability)
Money market funds	$63,440	$—	$—	$63,440
Interest rate cap(1)	—	1,459	—	1,459
Balance at December 29, 2024	$63,440	$1,459	$—	$64,899
(1)As described in “Note 5, Derivatives and Hedging Activities”, the Company utilized an interest rate cap as part of its interest rate risk management strategy. The primary input used to estimate the interest rate cap’s Level 2 fair value is the 1-month USD SOFR. This input determines the value of the derivative instrument based upon its likelihood to become an effective hedge over its life as the market interest rates fluctuate. The Company’s interest rate cap matured on July 31, 2025.
There were no Level 3-classified assets at either December 28, 2025 or December 29, 2024.
The Company did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal years 2025, 2024, or 2023.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 7.    Related Party Transactions
Leases
The Company leases four retail stores from limited liability companies of which Mr. Bob Kaufman, the Company’s founder and a member of the Board of Directors from 2014 until his resignation in December 2025, maintained ownership. The lease arrangements were entered into between 2017 and 2022 with lease terms ranging from 15 to 20 years with varying number of options for five-year renewals. Total rent expense associated with these related parties was $2.6 million, $2.6 million and $2.9 million for fiscal years 2025, 2024, and 2023, respectively, and was classified in SG&A in the Company’s consolidated statement of operations and comprehensive income. Included in the amount for fiscal year 2023 is activity for one additional store leased from a limited liability company of Bob Kaufman which closed and relocated in October 2023 and is no longer considered a related party transaction. At December 28, 2025, total lease liabilities associated with the remaining related party leases was $12.9 million.
Management Fees
The Company recognized management fees and expense reimbursement to entities affiliated with Bain Capital in connection with an advisory agreement totaling $2.0 million, $2.0 million, and $2.3 million for fiscal years 2025, 2024, and 2023, respectively. Management fees are classified as SG&A in the Company’s consolidated statements of operations and comprehensive income. The advisory agreement with Bain Capital terminated upon consummation of the Company’s IPO, which resulted in a $2.0 million termination fee to be incurred in the first quarter of fiscal year 2026.
Customer Service Fees
The Company recognized fees for the outsourcing of customer service assistance to an entity affiliated with Bain Capital totaling $7.9 million, $6.5 million and $5.1 million for fiscal years 2025, 2024, and 2023, respectively. These fees are classified as SG&A in the Company’s consolidated statements of operations and comprehensive income.
 8.    Accrued Expenses and Other Long-Term Liabilities
The following table summarizes the nature of the amounts within accrued expenses on the Company’s consolidated balance sheets:

(in thousands)	December 28, 2025	December 29, 2024
Incentive compensation	$22,673	$20,977
Payroll and related taxes	22,589	20,316
Unredeemed gift cards	7,489	7,531
Product warranties	6,484	5,936
Other	6,976	6,376
Total accrued expenses	$66,211	$61,136
Product Warranties
The following table summarizes the Company’s activity for product warranty obligations:

(in thousands)	December 28, 2025	December 29, 2024
Product warranties beginning balance	$6,783	$5,926
Accruals for warranties issued	21,555	18,724
Settlements (in cash or in-kind)	(20,088)	(18,239)
Change in reserve estimate	(755)	372
Product warranties ending balance	7,495	6,783
Less: Current portion of warranties	(6,484)	(5,936)
Total long-term warranties	$1,011	$847

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 9.    Benefit Plans
401(k) Retirement Savings Plan
The Company maintains a 401(k) Retirement Savings Plan that is open to all employees who have completed one full calendar quarter of service. Employee participants may contribute a percentage of their compensation up to the maximum allowed by the Internal Revenue Code. The Company makes discretionary matching contributions as a percentage of eligible employee participant contributions which totaled $7.4 million, $6.3 million, and $6.3 million for fiscal years 2025, 2024, and 2023, respectively. Discretionary matching contributions vest over five years of employment.
 10.    Leases
The Company recognizes leases in its consolidated balance sheets as a ROU asset and a lease liability. The Company has operating leases for its retail stores, distribution centers, corporate headquarters, and certain equipment under operating and finance leases that expire at various dates through 2041. Of the leases that have commenced, some of the leases include options to extend the lease term for up to 20 years. The Company’s leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.
At December 28, 2025, the Company had 26 non-cancellable leases for retail stores and one non-cancellable lease for a regional distribution center of which none had commenced. The initial terms of these leases range from ten to fifteen years with options to extend for up to an additional twenty years. Upon lease commencement, the ROU asset and lease liability will be determined and recognized in the Company’s consolidated balance sheets. Lease liabilities at December 28, 2025 exclude undiscounted future lease payments of approximately $284.4 million associated with these leases.
The following table summarizes finance and operating lease assets and liabilities recognized in the Company’s consolidated balance sheets on December 28, 2025 and December 29, 2024:

(in thousands)	Classification	December 28, 2025	December 29, 2024
Assets
Finance leases	Property and equipment, net	$48,755	$29,557
Operating leases	Operating lease right-of-use assets	641,529	533,690
Total lease assets		$690,284	$563,247

Liabilities
Current
Finance leases	Finance lease liabilities, current portion	$15,201	$9,926
Operating leases	Operating lease liabilities, current portion	100,563	88,891
Noncurrent
Finance leases	Finance lease liabilities, noncurrent portion	44,254	30,211
Operating leases	Operating lease liabilities, noncurrent portion	678,800	562,069
Total lease liabilities		$838,818	$691,097

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
The following table summarizes lease expense recognized in the Company’s consolidated statements of operations and comprehensive income for fiscal years 2025, 2024, and 2023:

	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost
Fixed	$139,437	$126,656	$117,636
Variable	975	91	638
Finance lease cost
Amortization of assets	11,571	9,422	8,581
Interest on lease liabilities	2,929	2,556	2,832
Short-term lease cost	2,268	444	440
Total lease expense	$157,180	$139,169	$130,127
Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$147,863	$135,012	$127,173
Operating cash flows from finance leases	2,929	2,556	2,809
Financing cash flows from finance leases	11,306	8,955	8,282
Right-of-use assets obtained in exchange for lease obligations
Finance leases	30,737	11,467	56
Operating leases	185,160	109,771	53,045
The weighted average remaining lease term and weighted average discount rate for finance and operating leases on December 28, 2025, and December 29, 2024, were:

	December 28, 2025	December 29, 2024
Weighted average remaining lease term (in years)
Finance leases	4.5	4.2
Operating leases	7.5	6.9
Weighted average discount rate
Finance leases	5.9%	5.8%
Operating leases	8.6%	9.0%

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
The following table summarizes the undiscounted future minimum lease payments (displayed by fiscal year and in the aggregate) under noncancellable leases with terms of more than one year that are recognized in the Company’s consolidated balance sheet on December 28, 2025:

	Operating Leases		Total Operating Leases	Finance Leases
(in thousands)	Related Party Leases	Other Leases
2026	$2,281	$160,119	$162,400	$18,862
2027	2,281	157,399	159,680	13,306
2028	2,301	147,941	150,242	10,756
2029	1,372	131,113	132,485	9,248
2030	1,338	112,690	114,028	8,518
Thereafter	3,791	349,126	352,917	7,273
Total undiscounted future minimum	$13,364	$1,058,388	$1,071,752	$67,963
Less: Amount representing interest			292,389	8,508
Total present value of lease obligations			$779,363	$59,455
 11.    Commitments and Contingencies
Contingencies
The Company is a defendant in lawsuits arising in the ordinary course of business. Such matters are subject to many uncertainties and the outcomes of individual litigated matters are not predictable with assurance. While the Company is unable to predict the outcome, based on information currently available, the Company does not believe that resolution of any of these matters, individually or in aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Government Grants
In conjunction with the construction of its corporate headquarters, the Company negotiated an agreement with the State of Connecticut Department of Economic and Community Development (“DECD”) that provides for various government grants and subsidies. These grants and subsidies are contingent on the Company making certain minimum investments in Connecticut including $50.0 million in total construction costs, including costs incurred by the developer of the headquarters building, and achieving and maintaining certain headcount requirements within the State of Connecticut within a timeframe set forth in the grant agreement. The Company has met the requirement to invest $50.0 million in Connecticut and expects to meet the minimum headcount requirements during the allotted timeframe. The grants and subsidies were spent on the buildout of the corporate headquarters and on further buildout and enhancement of its existing Connecticut distribution center. The subsidies, which total approximately $20.7 million, include the following:
DECD Direct Assistance/Loan Forgiveness Program
Under an agreement dated December 14, 2016, as amended on February 28, 2023, the DECD provided a $1.7 million grant for employee training that has been received and completed. The DECD also provided a direct forgivable loan of $7.0 million which bears interest at an annual rate of 2%. Monthly interest-only payments commenced at the time the loan was granted with principal payments deferred until January 1, 2028. The final payment of principal and interest is due on September 1, 2029, if not sooner paid or forgiven. The funds were specifically designated for use in the purchase of leasehold improvements, machinery and equipment, and furniture and fixtures. On December 3, 2025, the Company entered into an amendment to its agreement with the State of Connecticut DECD. Under the amended agreement, the Company: (1) will be entitled to prorated loan forgiveness so long as the Company has achieved at least 50% of its full-time Connecticut jobs creation requirement for twenty-four consecutive months, (2) is allowed to choose the twenty-four consecutive months with the highest average full-time employment in Connecticut during the period from December 14, 2016, through October 31, 2027, and (3) has agreed (i) to extend the existing non-relocation period for its Manchester, Connecticut corporate headquarters through December 14, 2038 and (ii) to create a new non-relocation obligation for its Norwich, Connecticut distribution center operations through December 3, 2035. The Company believes it will meet all the requirements for loan forgiveness and accordingly has not recognized the forgivable loan in the Company’s consolidated

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
balance sheets. As the Company believes it will meet all requirements for loan forgiveness, the proceeds from the loan offset the carrying cost of the $7.9 million of tenant improvements on the Company’s consolidated balance sheets.
Urban and Industrial Sites Reinvestment Act (“URA”) Tax Credits
The State of Connecticut is also providing the Company with up to $11.0 million of income tax credits under its URA program (the “Tax Credits”). The program allows for a dollar-for-dollar corporate tax credit for eligible projects with a minimum investment of $5.0 million in targeted investment or urban distressed areas and $50.0 million in all areas of the State, which the Company has met. Beginning in 2017, the credits can be used over ten years according to the following schedule: Years 2017-2019: 0%; Years 2020-2023: 10%; 2024-2026: 20%. The credits can be sold or transferred to another taxpayer. Given its projected state tax liabilities over the next ten years, the Company may sell or transfer the credits to third parties to realize the associated economic benefit. The credits are recognized as a reduction in Connecticut state income tax expense if the Company intends to utilize the credit as a reduction to state income tax or as other income if the Company elects to sell or transfer the credits to third parties. The Company sold and realized $0.2 million in credits to a third party in fiscal year 2023, which was included in other income, net in the Company’s consolidated statements of operations and comprehensive income. The Company did not sell any credits to third parties in fiscal years 2025 and 2024.
Generally, the subsidies require the following: that the expenditures are made; that the appropriate paperwork is submitted to the granting agency; that the corporate headquarters is maintained in Connecticut for a period of time; and certain levels of job creation and employment are achieved. The Company believes that it is reasonably assured of achieving each of the requirements.
The Company will assess the likelihood of the conditions attached to the various subsidies, to the extent they exist, each reporting period. If at any time after receiving the $7.0 million forgivable loan, the Company determines that it is no longer probable it will meet the conditions outlined in the DECD agreement, the change will be accounted for as a change in estimate.
The Company provided separate guarantees to each of the two departments of the State of Connecticut. The first guarantee relates to the obligation to repay a grant if it fails to meet the criteria described above. The second guarantee relates to the obligation to repay sales and use tax exemptions if the Company fails to meet those criteria. On December 28, 2025 and December 29, 2024, there was no potential amount of repayment for these guarantees because the Company was in compliance with all requirements of the grants.
Letters of Credit
The Company has entered into a letter of credit issued on the Company’s behalf by a financial institution related to the guarantee of collateral for our workers' compensation and automobile liability insurance contracts. There was $9.4 million of outstanding standby letters of credit at December 28, 2025 related to these insurance programs. Outstanding letters of credit related to these insurance programs were not material at December 29, 2024.
 12.    Stockholders’ Equity
Dividends
In accordance with the Amended and Restated Bylaws of the Company dated February 11, 2014, dividends may be approved and distributed to stockholders at the discretion of the Board of Directors. Any dividends shall be paid to the stockholders in proportion to their number of shares. Upon a capital event (defined as a direct or indirect sale of all or substantially all of the assets of the Company), the net proceeds of the capital event shall be distributed to stockholders in proportion to their shares, with preferred shares getting first priority and common shares getting second priority of net proceeds.
On October 31, 2025, the Company’s Board of Directors declared a dividend of $2.45 per share on all outstanding shares of common stock (or an aggregate of approximately $423.3 million), which was payable on or before November 14, 2025, to stockholders of record on October 31, 2025. Pursuant to the Company’s Management Incentive Plan, in the event of an extraordinary dividend or distribution, the Company is required to adjust the exercise price of outstanding vested and unvested options or take other good faith actions to be equitable to reflect such dividend or distribution. In connection with the dividend payment, the Board of Directors adjusted the exercise price of vested and unvested options outstanding under

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
the Management Incentive Plan and approved a compensatory make-whole payment in an aggregate amount of $2.6 million to the holders of certain such options.
Stock Repurchase Program
The Company’s 2014 Stock Option Plan allowed the Company the option, but not the obligation, to repurchase outstanding shares held by participants who are no longer employed by or providing services to the Company. The repurchase option provided for repurchase at current fair value and terminated with the IPO. Repurchases of stock from former employees were recorded as treasury stock in the Company’s consolidated statements of changes in stockholders’ equity. At December 28, 2025, there were 443,352 shares available for repurchase. Subsequent to December 28, 2025, the Company’s Board of Directors approved the retirement of its shares of common stock that were being held as treasury stock shares; therefore, no shares will be available for repurchase as a result of this retirement.
Share Authorization
On January 23, 2026, the Company’s Board of Directors approved increases in the number of authorized shares of preferred stock to 5,000,000 shares and the number of authorized shares of common stock to 445,000,000 shares. This increase was effective upon filing the second restated certificate of incorporation upon completion of the IPO.
 13.    Net Income Per Share
Basic and diluted earnings per share were as follows:

	Fiscal Year Ended
(in thousands, except per share amounts)	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$121,724	$87,933	$78,099

Weighted-Average Shares Outstanding
Weighted-average number of shares outstanding	110,173,560	109,996,455	108,681,478
Dilutive effect of stock options	3,561,450	2,727,616	4,874,478
Diluted weighted-average number of shares outstanding	113,735,010	112,724,071	113,555,956

Net Income Per Share
Basic net income per share	$1.10	$0.80	$0.72
Diluted net income per share	$1.07	$0.78	$0.69
In the fiscal years 2025, 2024, and 2023, 1,250,809, 1,618,560 and 1,693,267 share-based awards, respectively, were excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 14.    Revenue and Segment Information
The following table summarizes revenue by source and significant segment expenses for the Company’s one reportable segment:

	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Retail	$2,001,157	$1,741,888	$1,737,033
eCommerce	366,882	286,255	271,049
Net revenues	2,368,039	2,028,143	2,008,082
Less: Significant and other segment expenses
Cost of sales(1)	1,271,658	1,065,918	1,060,518
Depreciation and amortization	71,105	65,194	62,876
Store and corporate expenses	701,903	629,385	622,745
Advertising expenses	137,399	128,693	121,945
Pre-opening expenses(2)	12,546	9,708	3,424
Other segment items(3)	5,884	11,511	18,755
Interest expense	9,091	10,538	19,872
Interest income	(2,050)	(2,450)	(1,006)
Other income, net	(663)	(3,778)	(3,665)
Income tax expense	39,442	25,491	24,519
Net income	$121,724	$87,933	$78,099
______________
(1)Cost of sales excludes depreciation and amortization of $15.0 million, $13.8 million, and $12.8 million for fiscal years 2025, 2024, and 2023, respectively.
(2) Pre-opening expenses exclude advertising expenses of $6.3 million, $5.6 million, and $1.2 million for fiscal years 2025, 2024, and 2023, respectively.
(3)Other segment items include (gain) loss on disposal of fixed assets, impairment of long-lived assets, restructuring charges, insurance recoveries, stock-based compensation expense, and other items.
Contract Liabilities
The Company defers revenue when cash payments are received in advance of performance for unsatisfied gift cards and customer deposit obligations. Gift card liabilities included in accrued expenses in the Company’s consolidated balance sheets were $7.5 million on both December 28, 2025 and December 29, 2024. Customer deposit liabilities were $70.7 million and $66.6 million on December 28, 2025 and December 29, 2024, respectively. We expect that the majority of the contract liabilities as of December 28, 2025 will be recognized within the next year as the performance obligations are satisfied.
The Company recognizes gift card and customer deposit breakage proportional to historical gift card and customer deposit redemption rates. Gift card and customer deposit breakage recognized as revenue for fiscal years 2025, 2024, and 2023 were $1.7 million, $1.4 million, and $1.3 million, respectively.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
 15.    Stock-based Compensation
Equity Incentive Plan
In 2014, the Company established a service-based plan that provides for awards of stock options which can be exercised into common shares of the Company (the "Option Plan"). The Option Plan has a limitation of 22,075,000 shares authorized, which are issued out of common stock when exercised. The options expire ten years after the grant date and vest over either four or five years or upon a change of control transaction. The Plan requires that common shares held upon exercise of stock options be held for a minimum of six months plus one day post purchase, and allows the Company the option, but not the obligation, to repurchase the outstanding shares at fair value for a period of 180 days beginning after the minimum holding period. Effective with the IPO, the Company no longer has the option to repurchase outstanding shares that have been issued in connection with the exercise of stock options.
On January 23, 2026, the Company’s Board of Directors approved the 2026 Equity Incentive Plan (the “2026 Equity Plan”), which became effective upon the completion of the IPO. The 2026 Equity Plan will allow our Board of Directors or our People Committee to grant long-term equity-based awards to eligible participants. The 2026 Equity Plan, subject to adjustment as described below, allows for a maximum of 13,036,706 shares of common stock to be granted under the 2026 Equity Plan (the “Share Pool”). The Share Pool will automatically increase on January 1 of each year from 2027 to 2037 by the lesser of (i) 4% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by our Board of Directors on or prior to such date for such year. Up to a maximum of 13,036,706 shares of common stock may be delivered in satisfaction of incentive stock options. The 2026 Equity Plan supersedes the Company’s Option Plan.
Stock Compensation Expense
For fiscal years 2025, 2024, and 2023, the Company recognized share-based compensation expense of $3.5 million, $3.6 million, and $3.9 million, respectively. The tax benefit for stock compensation recognized during fiscal years 2025, 2024, and 2023 was $0.9 million, $1.0 million, and $1.1 million, respectively. On December 28, 2025, the total unrecognized compensation cost related to non-vested service-based stock awards granted under the Plan was $6.6 million which will be recognized over a weighted average period of 3.1 years.
Stock Options Outstanding
The following table summarizes the stock option activity under the Management Incentive Plan for fiscal year 2025:

	Options	Weighted-Average Exercise Price (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2024	8,527,049	$5.95
Granted	672,020	$9.87
Forfeited or expired	(185,311)	$7.28
Exercised	(1,075,601)	$4.04
Outstanding at December 28, 2025	7,938,157	$2.93	5.5	$111,680
Exercisable at December 28, 2025	5,782,221	$2.28	4.5	$85,088
Options expected to vest at December 28, 2025	2,155,936	$4.67	8.0	$26,591
______________
(1)The weighted-average exercise price for options outstanding and exercisable at December 28, 2025 was adjusted as a result of the dividend payment in October 2025. Refer to Note 12, Stockholders’ Equity for further information on the dividend payment.

The aggregate intrinsic value of stock options vested during fiscal years 2025, 2024, and 2023 was $16.8 million, $3.9 million and $4.4 million, respectively. The aggregate intrinsic value of the options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The tax benefit for stock option exercises recognized during fiscal years 2025, 2024, and 2023 was $1.6 million, $5.4 million, and $4.4 million, respectively.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
Fair Value
The following table summarizes the assumptions that were used in determining the grant date fair value of each award granted:

	December 28, 2025	December 29, 2024	December 31, 2023
Weighted-average grant date fair value per share of underlying common stock	$3.97	$4.17	$4.37
Risk-free interest rate	3.66% - 4.24%	3.69% - 4.28%	3.39% - 4.26%
Expected stock price volatility	40.00% - 45.00%	45.00% - 50.00%	50.00% - 60.00%
Average expected life (in years)	4.5 - 6.5	4.8 - 6.5	3.9 - 4.8
Dividend yield	—%	—%	—%
 16.    Income Taxes
The following table summarizes the provision for income taxes:

	For fiscal year ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Income before taxes
US	$161,166	$113,424	$102,618

Current income tax expense
US federal	18,780	20,775	18,539
US state and local	12,284	7,849	8,324
Total current income tax expense	31,064	28,624	26,863
Deferred income tax expense (benefit)
US federal	8,121	(1,557)	(1,610)
US state and local	257	(1,576)	(734)
Total deferred income tax (benefit) expense	8,378	(3,133)	(2,344)
Total income tax expense	$39,442	$25,491	$24,519
The following table reconciles the effective income tax rate to the federal statutory income tax rate:

	For fiscal year ended
(in thousands, except percentages)	December 28, 2025		December 29, 2024		December 31, 2023
US federal statutory income tax rate	$33,845	21.0%	$23,819	21.0%	$21,550	21.0%
State income taxes, net of federal effect	9,356	5.8%	4,710	4.2%	5,873	5.7%
Tax credits
Research & development tax credit	(3,666)	(2.3)%	—	—%	—	—%
Other	(429)	(0.2)%	(230)	(0.2)%	(587)	(0.5)%
Non taxable and nondeductible items
Excess tax benefits on share-based payments	(808)	(0.5)%	(3,522)	(3.1)%	(2,710)	(2.7)%
Other	327	0.2%	193	0.2%	190	0.2%
Other reconciling items	817	0.5%	521	0.4%	203	0.2%
Income tax expense and corresponding effective tax rate	$39,442	24.5%	$25,491	22.5%	$24,519	23.9%

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
In fiscal year 2025, state and local income taxes in California, New Jersey, New York and Pennsylvania comprised the majority (greater than 50%) of the state and local income taxes, net of federal effect. In fiscal year 2024, state and local income taxes in California, Pennsylvania, New Jersey, New York and New York City comprised the majority (greater than 50%) of the state and local income taxes, net of federal effect. In fiscal year 2023, state and local income taxes in New Jersey, New York and California comprised the majority (greater than 50%) of the state and local income taxes, net of federal effect.
The following table summarizes income taxes paid, net of refunds received:

(in thousands)	For fiscal year ended
	December 28, 2025	December 29, 2024	December 31, 2023
US federal	$34,331	$8,000	$16,605
US state and local
New York	*	*	2,492
New Jersey	*	*	1,626
Other	16,420	3,751	6,403
Total US state and local	16,420	3,751	10,521
Total income taxes paid, net of refunds received	$50,751	$11,751	$27,126
______________
*The amount of income taxes paid during the year was not material.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
The following table summarizes the Company’s deferred income taxes on December 28, 2025, and December 29, 2024:

(in thousands)	December 28, 2025	December 29, 2024
Deferred tax assets
Net operating losses	$138	$199
Tax credits	2,725	1,827
Deferred revenue	1,791	2,392
Employee benefits	8,372	7,623
Reserves	4,287	3,920
Inventory	4,124	2,713
Stock options	4,401	3,987
State bonus depreciation	8,916	7,296
Lease liability	222,781	182,540
Operating lease	8,645	8,501
Capitalized research and development	5,110	11,094
Inventory capitalization	—	786
Accrued interest	226	169
Transaction costs	170	225
Total deferred tax assets	271,686	233,272
Valuation allowance	(739)	(198)
Total deferred net tax assets	270,947	233,074
Deferred tax liabilities
Prepaid insurance	(508)	(555)
Fixed assets	(67,889)	(59,346)
Intangible assets	(45,941)	(44,932)
Goodwill	(11,546)	(10,976)
Customer deposits	(1,549)	(2,032)
Right-of-use assets	(184,426)	(149,554)
Unrealized gains or losses	—	(607)
Inventory capitalization	(2,394)	—
Total deferred tax liabilities	(314,253)	(268,002)
Total deferred tax assets (liabilities)	$(43,306)	$(34,928)
For fiscal years 2025, 2024, and 2023, the Company recorded no unrecognized tax benefits. The total amount of interest and penalties recognized in the consolidated statements of operations and comprehensive income for fiscal year 2025 was $0.4 million. Total interest and penalties recognized for fiscal years 2024 and 2023 was not material.
U.S. federal and certain state income tax returns remain open for periods from 2019 forward.
On December 28, 2025, the Company had state net operating loss carryforwards of $1.8 million which will begin to expire in 2031. The Company also had state tax credit carryforwards of $3.4 million that will begin to expire in 2026. Of this amount, a valuation allowance of $0.7 million was recorded related to certain state tax credits that the Company anticipates will expire unutilized.

Bob’s Discount Furniture, Inc.
Notes To Consolidated Financial Statements
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
17.    Condensed Financial Information of Registrant (Parent Company Only)
Bob’s Discount Furniture, Inc.
(Parent Company Only)
Condensed Balance Sheets

(in thousands, except share amounts)	December 28, 2025	December 29, 2024
Assets
Investment in subsidiary	$154,508	$454,881
Restricted cash	9,412	—
Prepaid and other current assets	—	9,349
Total assets	$163,920	$464,230
Stockholders’ Equity
Common stock, $0.0001 par value, 300,000,000 shares authorized; 119,777,765 shares issued and 110,530,029 outstanding at December 28, 2025; 118,703,566 shares issued and 109,872,523 outstanding at December 29, 2024	$11	$11
Additional paid-in capital	199,796	225,886
Treasury stock shares, at cost, 9,247,736 and 8,831,043 shares at December 28, 2025 and December 29, 2024, respectively	(67,336)	(63,351)
Retained earnings	31,449	301,684
Total stockholders' equity	$163,920	$464,230

Bob’s Discount Furniture, Inc.
(Parent Company Only)
Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
(in thousands, except per share amounts)	December 28, 2025	December 29, 2024	December 31, 2023
Equity in net income of subsidiaries	$121,724	$87,933	$78,099
Net income	$121,724	$87,933	$78,099
Basic net income per share	$1.10	$0.80	$0.72
Diluted net income per share	$1.07	$0.78	$0.69

A statement of cash flows has not been presented as Bob’s Discount Furniture, Inc. did not have any cash as of, or for the years ended December 28, 2025, December 29, 2024, and December 31, 2023.
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the subsidiaries of Bob's Discount Furniture, Inc. exceed 25% of the consolidated net assets of the Company. The ability of Bob’s Discount Furniture, Inc.’s operating subsidiaries to pay dividends may be restricted due to the terms of the Credit Facility, as defined in Note 4. For example, the covenants of the Ninth Amendment to the Revolving Credit Agreement restrict the payment of dividends to, among certain exceptions i) the greater of $15 million or 30% of Consolidated EBITDA as defined in the agreement and ii) a basket for 6% per annum of the net cash proceeds received from a qualified IPO that are contributed to the borrower in cash. At December 28, 2025, the amount of net income free of such restrictions and available for payment by Bob’s Discount Furniture, Inc. as dividends was $77.9 million, and the total amount of restricted net assets of consolidated subsidiaries of Bob’s Discount Furniture, Inc. was $86.0 million. The ability to pay dividends was also restricted due to terms of the Term Loan; however, subsequent to December 28, 2025 the Term Loan was repaid and, therefore, the restrictions are no longer applicable. These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and Chief Financial Officer, Executive Vice President and Treasurer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 28, 2025.
Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 12, 2026, the Company prepaid in full all of the remaining approximately $47.3 million of indebtedness outstanding under the Term Loan with cash on hand, together with borrowings under the Revolving Credit Facility.
On March 12, 2026, after review of the Company's performance against pre-established performance metrics, the People Committee recommended, and the Board of Directors determined to pay 2025 bonuses to the Company's named executive officers in the following amounts: Mr. Barton, $1,624,219; Mr. Lukach, $475,112; Ms. Glaser, $506,886; Mr. Murthy, $491,400; and Mr. Moeller, $459,000. See the “Compensation Discussion and Analysis” elsewhere in this Form 10-K for additional information.
During our fiscal quarter ended December 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

Below is a list of the names, ages as of the date of this Annual Report, positions and a brief account of the business experience of the individuals who serve as our executive officers and directors as of the date of this Annual Report.

Name	Age	Title
William G. (“Bill”) Barton	69	Chief Executive Officer, President and Director
Carl Lukach	45	Chief Financial Officer, Executive Vice President and Treasurer
Rob Bogan	58	Chief Technology Officer and Senior Vice President
Patricia Davies	68	Chief Human Resources Officer and Senior Vice President
Carol Glaser	59	Chief Merchandising Officer and Executive Vice President
Stephen Moeller	48	Chief Growth Officer and Executive Vice President
Ramesh Murthy	60	Chief Operating Officer and Executive Vice President
Stephen Nesle	58	Chief Marketing Officer and Senior Vice President
Ryan Schaffer	48	Chief Legal & Development Officer and Corporate Secretary
Edmond J. English(1)(2)	72	Executive Chairman
Mir Aamir(1)	53	Director
Joshua Bekenstein(2)	67	Director
Barbara Carbone(1)	67	Director
Jennifer Davis(3)	48	Director
Soyoung Kang(3)	51	Director
John Kilgallon(3)	62	Director
Trevor Lang(1)	55	Director
Philip H. Loughlin(2)	58	Director
Scott Williams(2)	62	Director
__________________
(1)Member of the Audit Committee.
(2)Member of the People Committee.
(3)Member of the Nominating and Corporate Governance Committee.

Executive Officers

William G. (“Bill”) Barton has served as our Chief Executive Officer, President and Director since October 2020. Prior to joining Bob’s Discount Furniture, Mr. Barton served as the President and Chief Executive Officer of California Closets Company, Inc. (“California Closets”), a manufacturer of custom closets and storage for homes, from May 2009 to October 2020, where he worked with the leadership team to drive sustained growth, launching California Closets’ eCommerce platform and establishing collaborations with major lifestyle brands. Prior to serving as President and Chief Executive Officer, Mr. Barton served as the Senior Vice President of Operations of California Closets from 2006 to May 2009. Mr. Barton was the co-founder, president and chief operating officer of Tier Technologies, Inc. (NASDAQ: TIER), a global information technology professional services firm, from 1990 to 2000. They provided strategic IT consulting and systems integration services to corporate and government clients throughout the US, UK and Australia. Mr. Barton holds a Bachelor of Science degree in Business Administration and Management from the University of Phoenix and an M.B.A. from Pepperdine Graziadio Business School. We believe Mr. Barton is qualified to serve on our Board of Directors because of his extensive industry and institutional knowledge, operational experience and his knowledge of our company through his role as our Chief Executive Officer.
Carl Lukach has served as our Chief Financial Officer, Executive Vice President and Treasurer since June 2023. Prior to joining Bob’s Discount Furniture, Mr. Lukach served as Chief Financial Officer of Noodles & Company (NASDAQ: NDLS), a fast-casual restaurant chain, from November 2020 to June 2023, prior to which he served as Vice President, Finance of Equinox from September 2016 to November 2020. From September 2014 to September 2016, Mr. Lukach served as Senior Director, Finance and Corporate Development at Abercrombie & Fitch (NYSE: ANF), prior to which he spent nearly a decade as an investment banker in the Retail & Consumer Group at Credit Suisse and Bear Stearns. Mr. Lukach holds a Bachelor’s degree in Finance from Georgetown University.
Rob Bogan has served as our Chief Technology Officer and Senior Vice President since April 2025. Prior to joining Bob’s Discount Furniture, Mr. Bogan served as the Chief Technology Officer of DXL Group (NASDAQ: DXLG), an omni channel clothing retailer, from November 2023 to April 2025. From August 2023 to November 2023, Mr. Bogan served as Chief Information Officer of Cato Corporation (NYSE: CATO), a specialty retailer, prior to which he served as Chief Technology Officer of Mitchell Gold + Bob Williams, a home furnishings manufacturer and retailer, from September 2021 to August 2023 and Senior Vice President, Technology and Chief Information Officer of California Closets from May 2018 to August 2021. Mr. Bogan studied computer science in Dublin, Ireland, and later advanced his education at the University of California, Berkeley, Haas School of Business, completing its intensive CIO Leadership program. His background combines technical training with executive development, reflecting a global career at the intersection of technology and business strategy.
Patricia Davies has served as our Chief Human Resources Officer and Senior Vice President since January 2021, and previously served as our Senior Vice President, Human Resources from March 2016 to December 2020. Prior to joining Bob’s Discount Furniture, Ms. Davies was Corporate Officer and Vice President, Human Resources of Jabil Inc. (formerly Nypro Inc.), a healthcare manufacturer, from December 2011 to March 2016. Ms. Davies holds a Bachelor of Science degree in Biology and Chemistry from Indiana University of Pennsylvania and a Master of Science degree in Environmental Science from Temple University.
Carol Glaser has served as our Chief Merchandising Officer and Executive Vice President since July 2020, and previously served as our Executive Vice President, Merchandising from October 2018 to July 2020 and our Senior Vice President and General Merchandise Manager from March 2013 to October 2018. Ms. Glaser has held other notable merchandising leadership positions from March 2008 to March 2013 including Vice President and General Merchandise Manager, General Merchandise Manager and Divisional Merchandise Manager. Prior to joining Bob’s Discount Furniture, Ms. Glaser was the Vice President of Merchandising for Levitz Furniture from April 2006 to December 2007. Ms. Glaser holds a Bachelor of Science degree in marketing from Long Island University.
Stephen Moeller has served as our Chief Growth Officer and Executive Vice President since October 2024. Prior to joining Bob’s Discount Furniture, Mr. Moeller served in senior roles at Wayfair Inc. (NYSE: W) from May 2017 to October 2023, including General Manager: Exclusive Brands, Supplier Acquisition, Visual Media and User Generated and COO, Wayfair Professional. Mr. Moeller holds a Bachelor of Arts degree in Economics from Princeton University.
Ramesh Murthy has served as our Chief Operating Officer and Executive Vice President since March 2025 and Executive Vice President of Operations since November 2024. He previously served as our Chief Supply Chain Officer and Executive Vice President from March 2022 to November 2024. Prior to joining Bob’s Discount Furniture, Mr. Murthy served in senior roles at Hasbro from June 2014 to March 2022, including Senior Vice President – Global Planning and Logistics and Senior Vice President – Global Planning. Mr. Murthy holds a Bachelor of Science degree in Biomedical Engineering and Electrical Engineering from Rensselaer Polytechnic Institute and a Master of Science degree in Biomedical Engineering from Boston University.
Stephen Nesle has served as our Chief Marketing Officer and Senior Vice President since March 2016. Prior to joining Bob’s Discount Furniture, Mr. Nesle held executive creative leadership roles at Deutsch Inc., DDB Worldwide Communications Group LLC, McCann Worldgroup and Digitas, Inc. Mr. Nesle is an award-winning marketing and creative leader with more than thirty years of experience building brands and driving demand. Mr. Nesle is an executive member of the International Academy of Digital Arts and Sciences. Mr. Nesle holds a Bachelor of Fine Arts degree in creative writing from Emerson College.
Ryan Schaffer has served as our Chief Legal & Development Officer and Corporate Secretary since March 2025, and previously served as our Chief Legal Officer and Corporate Secretary from March 2022 to March 2025 and Senior Vice President, General Counsel and Corporate Secretary from June 2021 to March 2022. Prior to joining Bob’s Discount Furniture, Mr. Schaffer served as Vice President and Managing Counsel of Inspire Brands from December 2020 to May 2021, prior to which he served in a number of senior roles at Dunkin’ Brands Group, Inc. (NASDAQ:DNKN) from January 2012 to December 2020, including Vice President and Managing Counsel, Senior Director and Legal Counsel and Director, Legal Counsel and Assistant Corporate Secretary. Mr. Schaffer holds a Bachelor of Arts degree in Government from Harvard University and a J.D. from the University of Virginia School of Law.

Non-Employee Directors

Edmond J. English has served as the Executive Chairman of our Board of Directors since March 2016. Mr. English served as our Chief Executive Officer from November 2006 to March 2016. Prior to joining Bob’s Discount Furniture, Mr. English served as Chief Executive Officer for The TJX Companies, Inc. (NYSE: TJX) from 2000 to 2005. In addition to serving on our Board of Directors, Mr. English also serves as a director of Burlington Stores, Inc. (NYSE: BURL) and Rue Gilt Groupe, Inc., a private off-price eCommerce portfolio company. Mr. English also serves on the Board of Trustees of various funds within the multi-affiliate structure of Natixis Global Asset Management, a global asset management firm. Mr. English holds a Bachelor of Science degree in Business Administration from Northeastern University. We believe that Mr. English is qualified to serve on our Board of Directors based on his extensive understanding of our business through his various leadership roles at our company and more than 40 years of experience in the retail industry, including broad experience in large retail chain management encompassing marketing, finance and accounting, operational expertise and supply chain management.
Mir Aamir has served on our Board of Directors since January 2021. Mr. Aamir has served as President and Chief Executive Officer of Fulfil Solutions, Inc., a venture backed robotics automation company, since November 2021. Prior to Fulfil Solutions, Inc., Mr. Aamir served in various senior executive roles at Quotient Technology Inc., a digital marketing platform company, from October 2013 to August 2019, including President and Chief Executive Officer, as well as Safeway, Inc., a national grocery retailer from May 2005 to September 2013. In addition to serving on our Board of Directors, Mr. Aamir also serves on the boards of directors of Fulfil Solutions, Inc. and Teach the World Foundation, a nonprofit organization dedicated to educating unschooled children using technology and game-based learning. He previously served on the board of directors of Cloudways, a high growth cloud application company, until its acquisition by Digital Ocean (NYSE: DOCN) in 2022, as well as on the Board of FTD, LLC, a global eCommerce retailer. Mr. Aamir holds a Bachelor of Business Administration degree from the Institute of Business Administration at the University of Karachi in Pakistan and an M.B.A. from the University of Chicago Booth School of Business. We believe that Mr. Aamir is qualified to serve on our Board of Directors based on his leadership in multiple businesses.
Joshua Bekenstein has served on our Board of Directors since February 2014. Mr. Bekenstein has been a Senior Advisor at Bain Capital Private Equity, LP, since January 2023. Previously, he was a Managing Director, having joined the firm at its inception in 1984. Prior to joining Bain Capital, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries. In addition to serving on our Board of Directors, Mr. Bekenstein also serves as a director of Bright Horizons Family Solutions Inc. (NYSE: BFAM), BRP Inc. (NASDAQ: DOOO) and Dollarama Inc. (OTC: DLMAF). He previously served on the boards of directors of The Michaels Companies, Inc. (NASDAQ: MIK) until April 2021 and Canada Goose Holdings Inc. (NYSE: GOOS) until September 2023. Mr. Bekenstein holds a Bachelor of Arts degree in Economics from Yale University and an M.B.A. from the Harvard Business School. We believe Mr. Bekenstein is qualified to serve on our Board of Directors because of his leadership and investment experience in the retail industry.
Barbara Carbone has served on our Board of Directors since January 2023. Ms. Carbone served in several accounting and auditing-related roles at KPMG LLP, a multinational accounting and advisory firm, from 1981 through September 2019. Since November 2022, Ms. Carbone has served as a member of the board of directors of Limoneira Company (NASDAQ: LMNR), a publicly-traded international agribusiness and real estate development company and, since May 2025, has served as a member of the board of directors of The Cooper Companies, Inc. (NASDAQ: COO), a global medical device company. From August 2020 through January 2026, she served as the chair of the board of directors of TrueCar, Inc., an automotive digital marketplace. From January 2021 through March 2025, Ms. Carbone served on the board of directors of DZS Inc. (NASDAQ: DZSI), a provider of mobile transport and broadband access equipment and software. From June 2021 through August 2022, Ms. Carbone served on the board of directors and chair of the audit committee of Blue Nile, Inc., the world’s leading diamond jeweler online for engagement and wedding rings. Ms. Carbone holds a Bachelor of Business Administration degree in Business and Accounting from California State University-Sacramento. We believe Ms. Carbone is qualified to serve on our Board of Directors based on her substantial financial and audit expertise, and experience as a director of public companies in various business sectors.
Jennifer Davis has served on our Board of Directors since November 2022. Ms. Davis has been a Partner at Bain Capital since August 2022, where she is in the Consumer vertical and a member of the North America Private Equity team. Prior to joining Bain Capital, Ms. Davis was a Partner in Consumer/Retail Investment Banking at Goldman Sachs, where she served as Head of Retail Investment Banking and Head of Consumer/Retail Client Coverage. Ms. Davis currently serves on the board of Canada Goose Holdings Inc. (NYSE: GOOS), the boards of privately held 1440 Foods and Concert Golf Partners, and the boards of directors of non-profits The Opportunity Network and Cornell University. Ms. Davis holds a Bachelor of Science in Applied Economics and Business Management from Cornell University and an M.B.A. from the

Harvard Business School. We believe Ms. Davis is qualified to serve on our Board of Directors based on her strong finance, marketing and general business operations skills and valuable experience gained from current board service.
Soyoung Kang has served on our Board of Directors since January 2021. Ms. Kang is currently President at eos Products, a fast-growth consumer packaged goods company, since August 2025 and previously served as Chief Marketing and Innovation Officer from June 2018. Prior to joining eos Products, Ms. Kang served as Senior Vice President of Brand Merchandising at Bath & Body Works, Inc. (NYSE: BBWI) and other executive roles from 2008 to 2018. Before that, Ms. Kang led strategy and growth initiatives across global companies, including Victoria’s Secret & Co. (NYSE: VSCO) and The Boston Consulting Group. Ms. Kang holds a B.S. from the Massachusetts Institute of Technology and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Ms. Kang is qualified to serve on our Board of Directors based on her experience in consumer products, retail and merchandising, and high growth companies.
John Kilgallon has served on our Board of Directors since February 2014. Mr. Kilgallon has been a Partner at Bain Capital since 2011, where he is a member of the North America Private Equity team, and leads the Capital Markets team. Prior to joining Bain Capital, Mr. Kilgallon held senior leadership positions in debt and equity capital markets, investment banking, and corporate finance at Citadel, Merrill Lynch, Goldman Sachs, and Bear Stearns. He began his finance career at GE Capital. Mr. Kilgallon holds a Bachelor of Science in Mechanical and Aerospace Engineering from Princeton University and an M.B.A. from the Amos Tuck School at Dartmouth College. We believe Mr. Kilgallon is qualified to serve on our Board of Directors based on his strong finance, marketing and general business operations skills and valuable experience gained from current board service.
Trevor Lang has served on our Board of Directors since November 2025. Mr. Lang served as the President of Floor & Decor (NYSE: FND) from August 2022 to March 2025. Previously, he served as the Chief Financial Officer and Executive Vice President of Professional Services at Floor & Decor from June 2011 to August 2022. From June 2007 to June 2011, Mr. Lang served as the Chief Financial Officer of Zumiez Inc. (NASDAQ: ZUMZ), prior to which he served as Vice President of Finance at Carter’s Inc. (NYSE: CRI) from February 2003 to June 2007. Mr. Lang holds a Bachelor of Business Administration in Accounting from Texas A&M University. We believe that Mr. Lang is qualified to serve on our Board of Directors based on his finance expertise and considerable experience in the consumer retail industry.
Philip H. Loughlin has served on our Board of Directors since 2016. Mr. Loughlin was a Partner at Bain Capital from 2004 to 2025 and now serves as a Senior Advisor to the firm. Prior to joining Bain Capital in 1996, Mr. Loughlin was a consultant at Bain & Company and served in operating roles at Eagle Snacks, Inc. and Norton Company. Mr. Loughlin serves on the boards of directors of private companies, including Envestnet, Inc., Guidehouse Inc., Fogo de Chao, Inc., Sizzling Platter, LLC and Dessert Holdings Inc. He previously served on the boards of directors of AMC Entertainment, Inc. (NYSE: AMC) and Bloomin’ Brands, Inc. (NASDAQ: BLMN). Mr. Loughlin holds a Bachelor of Arts in Economics from Dartmouth College and an M.B.A. from the Harvard Business School. We believe Mr. Loughlin is qualified to serve on our Board of Directors based on his strong finance, marketing and general business operations skills and valuable experience gained from previous and current board service.
Scott K. Williams has served on our Board of Directors since July 2018. Mr. Williams has served as Chief Executive Officer and a director of Batteries Plus, a retailer of battery and lighting solutions, since January 2019. Mr. Williams previously served as President of Cabela’s, Inc. from February 2016 until its acquisition by Bass Pro Shops in October 2017. Prior to that, he was Chief Commercial Officer at Cabela’s from August 2015 to February 2016 and Chief Marketing and eCommerce Officer from October 2011 to August 2015. Previously, he was President of Fanatics, Inc., a pure-play growth company in licensed apparel. He had also served as Corporate Vice President for Wal-Mart Stores, Inc. with responsibility as General Manager of the Samsclub.com business unit, as well as overseeing digital marketing and call center operations. Prior to working at Wal-Mart, he was Senior Vice President of the Marketing and Direct Business segment of OfficeMax, Inc. In addition to serving on our Board of Directors, Mr. Williams has served on the board of directors of Duluth Holdings Inc. (NASDAQ: DLTH) since June 2018 and has served as Compensation Committee Chair since May 2025. Mr. Williams holds a Bachelor of Science degree in Business Administration from the University of Kansas and a Masters of Management degree from the Kellogg Graduate School of Management of Northwestern University. We believe Mr. Williams is qualified to serve on our Board of Directors given his considerable experience across both online and in-store retailing businesses.
Family Relationships

There are no family relationships between any of our executive officers or directors.

Controlled Company

We are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, exemptions under the New York Stock Exchange standards exempt us from certain New York Stock Exchange corporate governance requirements, including the requirements:
•that our Board of Directors be composed of a majority of “independent directors,” as defined under the New York Stock Exchange rules;
•that the people committee be composed entirely of independent directors; and
•that the nominating and corporate governance committee be composed entirely of independent directors.
Accordingly, for so long as we are a “controlled company,” stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements. In the event that we cease to be a controlled company, we will be required to comply with these provisions within the transition periods specified in the rules of the New York Stock Exchange.
These exemptions do not modify the independence requirements for our audit committee, and we expect to satisfy the member independence requirement for the audit committee prior to the end of the transition period provided under the New York Stock Exchange listing standards and SEC rules and regulations for companies completing their initial public offering.
Board Composition and Director Independence

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to the terms of our second restated certificate of incorporation and second amended and restated bylaws.
Our Board of Directors has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has determined that each of Mir Aamir, Barbara Carbone, Soyoung Kang, Trevor Lang and Scott Williams are independent under the rules of the New York Stock Exchange. In making this determination, the Board of Directors considered the relationships that such directors have with our Company and all other facts and circumstances that the Board of Directors deemed relevant in determining such directors’ independence, including beneficial ownership of our capital stock by each non-employee director and their affiliates, and the transactions involving them described in “Item 13. Certain Relationships, Related Transactions and Director Independence.”
Our Board of Directors is divided into three classes, as follows:
•Class I, which initially consists of Joshua Bekenstein, Barbara Carbone, John Kilgallon and Scott Williams, whose terms will expire at the first annual general meeting of stockholders;
•Class II, which initially consists of William Barton, Soyoung Kang, Trevor Lang and Philip H. Loughlin, whose terms will expire at the second annual general meeting of stockholders; and
•Class III, which initially consist of Mir Aamir, Jennifer Davis and Edmond J. English, whose terms will expire at the third annual general meeting of stockholders.
Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal.
In connection with the initial public offering of our common stock in February 2026 (the “IPO”), we entered into the Amended and Restated Stockholders Agreement, pursuant to which Bain Capital has the right to nominate a number of directors to our Board of Directors determined according to the then current beneficial ownership of Bain Capital. We will be required to use our reasonable best efforts to ensure that such director nominees are included in the Board of Directors’ slate of nominees to the stockholders at each meeting of the stockholders of the Company at which directors are to be elected to the Board of Directors. In addition, subject to applicable laws and stock exchange regulations, the Amended and Restated Stockholders Agreement provides that for so long as Bain Capital has the right to nominate at least one director to our Board of Directors, it will have the right to designate a director for appointment to certain committees of our Board of

Directors. See “Item 13. Certain Relationships, Related Transactions and Director Independence—Amended and Restated Stockholders Agreement.”
Board Committees

Our Board of Directors has three standing committees: the audit committee; the people committee; and the nominating and corporate governance committee. Each of the committees operates under its own written charter adopted by the Board of Directors, each of which is available on our website.
Audit Committee
Our audit committee is composed of Mir Aamir, Barbara Carbone, Edmond J. English and Trevor Lang, with Barbara Carbone serving as chairperson of the committee. Our Board of Directors has determined that Mir Aamir, Barbara Carbone and Trevor Lang meet the definition of “independent director” under the rules of the New York Stock Exchange and under Rule 10A-3 under the Exchange Act. Currently, we utilize a phase-in exemption under the rules of the SEC and New York Stock Exchange permitting a minority of the members of our audit committee to not satisfy the independence requirements of the SEC and New York Stock Exchange for one year from the date of effectiveness of our IPO registration statement. We do not believe that reliance on this exemption materially adversely affects the ability of the audit committee to act independently and to satisfy other applicable audit committee requirements of Rule 10A-3 under the Exchange Act, including because the Company’s Related Party Transactions Policy requires the audit committee to take into account when considering whether to approve a related party transaction, among other factors it deems appropriate, whether such related party transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third party under the same or similar circumstances. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions Policy.” Further, by February 1, 2027 (one year following the date of the IPO), the audit committee will consist exclusively of independent directors.
None of our audit committee members simultaneously serves on the audit committees of more than three public companies, including ours. Our Board of Directors has determined that each of Mir Aamir, Barbara Carbone, Edmond J. English and Trevor Lang is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the New York Stock Exchange. The audit committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the qualifications, performance, and independence of our independent registered public accounting firm;
•pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our audited consolidated financial statements;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures as well as critical accounting policies and practices used by us;
•reviewing the adequacy of our internal control over financial reporting;
•reviewing all related party transactions for potential conflict of interest situations and approving all such transactions;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, the inclusion of our audited consolidated financial statements in our annual reports on Form 10-K;
•reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board of Directors for approval;
•monitoring our compliance with legal and regulatory requirements as they relate to our audited consolidated financial statements and accounting matters;
•overseeing the integrity of our information technology systems, process and cybersecurity;

•preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement; and
•reviewing and discussing with management our earnings releases.
People Committee
Our people committee is composed of Joshua Bekenstein, Edmond J. English, Philip H. Loughlin and Scott Williams, with Philip H. Loughlin serving as chairperson of the committee. The people committee’s responsibilities include:
•reviewing and approving the corporate goals and objectives relevant to the compensation of our executive officers;
•reviewing the compensation of our executive officers;
•appointing, compensating, and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the people committee;
•conducting the independence assessment outlined in the rules of the New York Stock Exchange with respect to any compensation consultant, legal counsel, or other advisor retained by the people committee;
•reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board of Directors for approval;
•overseeing and administering our equity compensation and similar plans;
•reviewing and approving our policies and procedures for the grant of equity-based awards and granting equity awards;
•reviewing and making recommendations to the Board of Directors with respect to director compensation; and
•reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or annual reports on Form 10-K.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is composed of Jennifer Davis, Soyoung Kang and John Kilgallon, with Jennifer Davis serving as chairperson of the committee. The nominating and corporate governance committee’s responsibilities include:
•developing and recommending to the Board of Directors criteria for board and committee membership;
•establishing procedures for identifying and evaluating candidates for the Board of Directors, including nominees recommended by stockholders;
•recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;
•developing and recommending to the Board of Directors a set of corporate governance guidelines;
•reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board of Directors for approval;
•provide for new director orientation and continuing education for existing directors on a periodic basis;
•performing an evaluation of the performance of the committee; and
•overseeing the evaluation of the Board of Directors and management.
People Committee Interlocks and Insider Participation

Mr. English, our Executive Chairman, serves as a member of our people committee. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or people committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or people committee. For a description of transactions between us and members of our people committee (or other committee performing equivalent functions) and affiliates of such members, please see “Item 13. Certain Relationships, Related Transactions and Director Independence.”
Board of Directors Oversight of Risk Management

Management is responsible for the day-to-day management of risks the Company faces. The full Board of Directors has the ultimate oversight responsibility for the risk management process, and, through its committees, oversees risk in certain specified areas. In particular, our audit committee oversees management of enterprise risks as well as financial risks and cybersecurity risks and is responsible for overseeing the review and approval of related party transactions. Our people committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our nominating and corporate governance committee oversees risks associated with corporate governance, business conduct and ethics.
Pursuant to the Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full Board of Directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the Board of Directors and its committees.
Codes of Business Conduct and Ethics

We have adopted a Code of Ethics for Senior Executive and Financial Officers applicable to our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer, Principal Financial Officer (if determined to be someone other than the Chief Financial Officer), Principal Accounting Officer (if determined to be someone other than the Chief Financial Officer), the Treasurer, the Controller and any other senior operating and financial executives. We intend to disclose future amendments to certain provisions of our Code of Ethics for Senior Executive and Financial Officers, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions on our website. A copy of our Code of Ethics for Senior Executive and Financial Officers is available under the investor relations section of our website, www.mybobs.com.
We have also adopted a Code of Business Conduct and Ethics applicable to our directors, officers, and all of our employees. A copy of our Code of Business Conduct and Ethics is available under the investor relations-governance section of our website, www.mybobs.com.
Director Nomination Procedures

The nominating and corporate governance committee recommends, and the Board of Directors nominates, candidates to stand for election as directors, subject to the terms of the Amended and Restated Stockholders Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Stockholders Agreement.” The nominating and corporate governance committee has the authority to engage search firms for the purpose of identifying highly qualified director candidates, for which such firms are paid a fee. Stockholders may also nominate persons to be elected as directors in accordance with our amended and restated bylaws and applicable law.
Our second amended and restated bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the Board of Directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the Board of Directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given our Secretary timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. To be timely, a stockholder’s notice must be delivered to the Secretary of the Company at 434 Tolland Turnpike, Manchester, CT 06042 on a date (i) not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary date of the prior year’s annual meeting or (ii) if there was no annual meeting in the prior year or if the date of the current year’s annual meeting is more than 30 days before or after the anniversary date of the prior year’s annual meeting, on or 10 days after the day on which the date of the current year’s annual meeting is first disclosed in a public announcement. Such notice must provide the information required by our amended and restated bylaws with respect to each matter the stockholder proposes to bring before such annual meeting. Additionally, for stockholder nominations to the Board of Directors to be considered at the annual meeting, to the extent that Rule 14a-19 under the Exchange Act applies, the stockholder must have complied with Rule 14a-19 under the Exchange Act.

Insider Trading Policy

We have adopted an Insider Trading Policy pursuant to which each director, officer or employee of the Company is prohibited from buying or selling our securities when he or she is aware of material, non-public information about the Company, or information about other public companies which he or she learns as our employee or director. These individuals are also prohibited from providing such information to others. In addition, this policy prohibits officers and directors from engaging in short-term trading, short sales, or engaging in publicly traded options and from buying or selling any derivative securities related to Company securities. Officers and Directors may not engage in hedging transactions or invest in financial instruments that are designed to hedge or offset any decrease in the market value of the Company’s securities. Directors and executive officers may not hold Company securities in a margin account or pledge Company securities as collateral for a loan. This policy discourages placing standing or limit orders on Company securities other than pursuant to Rule 10b5-1 plans. The Company complies with applicable securities laws when engaging in transactions of its securities. We believe our Insider Trading Policy and the Company’s procedures are reasonably designed to promote compliance with insider trading laws, and rules and regulations.
Item 11. Executive and Director Compensation
The following discussion of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.
Compensation Discussion and Analysis

This compensation discussion and analysis section is intended to provide information about our 2025 compensation programs for our named executive officers (“NEOs”), the objectives of those programs and our executive compensation philosophy, as well as to provide context for the information included in the tables that follow this discussion. For 2025, our named executive officers were William Barton, our President and Chief Executive Officer; Carl Lukach, our Chief Financial Officer; Carol Glaser, our Chief Merchandising Officer; Ramesh Murthy, our Chief Operating Officer; and Stephen Moeller, our Chief Growth Officer.
Principal Objectives of the Company’s Executive Compensation Program

In designing our executive compensation program, our objective is to provide our executives with a total compensation package that furthers our ability to compete for high-caliber talent and pay for performance in a manner that is equitable and transparent. To help meet this objective, we provide a compensation program that is focused on the following key areas:
•providing market-competitive total cash compensation in the form of base salary and short-term cash incentives under our annual management bonus plan (the “Bonus Plan”);
•rewarding executives for their contributions towards the Company’s financial success, as measured by the Company’s normalized earnings before interest and taxes (“Normalized EBIT”), under the Bonus Plan; and
•incentivizing executives to enhance stockholder value over the long-term by, prior to the IPO, granting initial stock option awards with a larger grant date value than would be delivered under annual awards and that vest over five years, with no subsequent grants during this initial vesting period.
Decision-making Responsibility

Role of the Committee and Board of Directors. The people committee (the “Committee”) of our Board of Directors reviews and discusses the compensation of our NEOs and makes compensation recommendations to our Board of Directors. Our Board of Directors then reviews such recommendations and has the responsibility for making final compensation decisions. The chair of the Committee and our executive chairman, working together, propose a recommendation for the compensation of our CEO, which is then reviewed by the Board of Directors, with the Board of Directors approving our CEO’s compensation in executive session.
Our Board of Directors approves our annual Normalized EBIT objective, which is defined as actual earnings before interest and taxes, adjusted to remove one-time occurrences impacting financial results as approved by the Audit Committee of the Board of Directors, as part of its annual budget planning process, which the Committee then reviews and adopts as the performance metric under our Bonus Plan. The Committee also serves as the administrator of our equity incentive plan.
Role of Executives. Our NEOs have a limited role in the executive compensation process. Our CEO, with input from members of our compensation and human resources teams, proposes to the Committee annual, merit-based base salary recommendations for his direct reports. These recommendations are based, in part, on compensation survey information that is reviewed and analyzed by our compensation and human resources teams. The Committee reviews and, if appropriate, makes base salary recommendations to our Board of Directors for final approval. Our named executive officers may also be invited by the Committee or our Board of Directors to address various business, human capital or other organization strategies and to attend portions of such Committee and/or Board of Directors meetings where such topics are discussed.
Compensation Setting Process

The Committee and Board of Directors follow a thoughtful and deliberate approach in discharging their responsibilities with respect to our executive compensation program and making compensation decisions. In fulfilling their responsibilities, the Committee and Board of Directors rely on their members’ experience with the compensation practices of other sponsor-backed companies, as well as recommendations from our CEO with respect to the compensation of his direct reports. In assessing the Company’s executive compensation structure, the Committee and Board of Directors generally focus on total cash compensation, which consists of annual base salary and incentive opportunities under our Bonus Plan. As discussed in more detail below, the Committee and Board of Directors evaluate long-term incentive opportunities at the time an NEO is newly hired or promoted and provide equity grants in the form of stock option awards. Prior to the IPO, our practice was to grant initial option grants that were intended to reflect approximately five years of economic value, which the Committee generally determined based on an executive’s total cash compensation opportunity. Annual grants following the initial equity grants were generally intended to reflect approximately one year of economic value. In making its compensation recommendations prior to the IPO, the Committee did not strictly benchmark any of these compensation elements to any specified compensation levels within the market in which the Company competes for talent, but it generally sought to target total cash compensation within a broad range that pivots around the market 50th percentile.
During fiscal year 2025, the Company did not schedule stock option grant dates in anticipation of the release of material non-public information and did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. In the first quarter of each year, the Committee meets to review and make recommendations with respect to the Bonus Plan payouts for the previous year, as well as to adopt the Normalized EBIT target for the current year. At this time, the Committee will also review, and if applicable make recommendations to the Board of Directors with respect to, any merit-based base salary changes for our named executive officers. In the third quarter of each year, the Committee generally reviews the Company’s succession plans to ensure the stability of our executive team, which has been an important factor in the success of the business. Throughout the year, the Committee also has ongoing involvement with respect to matters influencing employee engagement, including maintaining visibility into ongoing employee communications around pay process, fairness and transparency.
Role of Compensation Consultant and Peer Group

In making its compensation recommendations prior to the IPO, the Committee did not seek the advice of a compensation consultant or adopt a formal peer group of companies for purposes of compensation benchmarking. However, in connection with the Company’s transition to a public company, the Committee has engaged the services of a compensation consultant and expects that, in addition to other advice, that consultant will assist the Committee with developing a relevant set of peer group companies and providing executive compensation benchmarking information.

Elements of Compensation

Component	Form of Payout	Objective
Base Salary	Cash	•To provide a fixed and competitive base level of compensation and to reward individual performance through annual salary adjustments
Annual Bonus Plan	Cash	•100% performance-based plan that incentivizes the achievement of important short-term performance goals, currently our Normalized EBIT objective
Long-Term Incentives	Equity awards in the form of stock options
•Strengthen alignment between executive pay and stockholder interests by tying compensation to stock price appreciation over an option’s exercise price
•Extended vesting periods for new hire awards promote retention

Annual Base Salary
We provide each of our NEOs with a base salary for the services that the NEO performs for us. As described above, our CEO, with input from members of our compensation and human resources teams, proposes to the Committee annual, merit-based base salary recommendations during the first quarter of our fiscal year for his direct reports based on the individual performance of the NEO, Company performance, and relevant benchmarking information. The Committee then recommends base salary adjustments to our Board of Directors based on the CEO’s recommendations and its assessment of an NEO’s performance against our organizational goals and core values. The base salary adjustments for our CEO are determined by the Board of Directors in executive session following a joint recommendation from the chair of the Committee and our executive chairman. For 2025, except for Mr. Moeller who was hired in September 2024 and was therefore not eligible for a base salary increase, each of our NEOs received a merit-based salary increase in the range of approximately 3-5% over his or her 2024 base salary, as shown below.

Executive	2025 FYE Base Salary	2024 FYE Base Salary	% Change
William Barton	$1,025,000	$995,000	3.02%
Carl Lukach	$527,902	$510,050	3.50%
Carol Glaser	$563,207	$536,388	5.00%
Ramesh Murthy	$546,000	$520,000	5.00%
Stephen Moeller	$510,000	$510,000	0.0%

Annual Incentive Awards
The Company’s Bonus Plan is designed to incentivize the achievement of annual Normalized EBIT, an important indicator of performance for the Company. Under the Bonus Plan, Company performance against the pre-established Normalized EBIT objective has historically been the sole determinant of an NEO’s bonus payout. As described above, our Board of Directors approves the annual Normalized EBIT objective as part of its annual budget process, which the Committee then reviews and adopts for purposes of establishing the target level of performance under the Bonus Plan. The Committee also establishes the threshold and maximum performance levels under the plan, with payouts ranging from 0% to 150% of target performance (200% in the case of Mr. Barton pursuant to his employment agreement with the Company).

For 2025, the Committee established a target of $138.1 million for Normalized EBIT. The Company achieved Normalized EBIT of $165.9 million, or 120.1% of target, resulting in a payout for Mr. Barton of 160% of his target bonus amount and a payout for all other NEOs of 150% of their respective target bonus amounts, the maximum potential payout under the terms of the Bonus Plan. The table below shows the fiscal 2025 target annual bonus for each NEO, as well as the actual amount earned based on performance results.

Name	Target Percentage	Target Amount	Actual Amount Earned
William Barton	100%	$1,015,137	$1,624,219
Carl Lukach	60%	$316,741	$475,112
Carol Glaser	60%	$337,924	$506,886
Ramesh Murthy	60%	$327,600	$491,400
Stephen Moeller	60%	$306,000	$459,000

Equity Incentive Compensation
In order to incentivize long-term value creation for our stockholders, as a privately held company, the Committee adopted an approach to equity-based compensation where it recommended awards for a newly-hired or promoted executive in the form of an initial stock option grant that is intended to reflect five years of economic value, with such award vesting over a five-year period subject to continued employment (the “Initial Option Grant”). Once the Initial Option Grant becomes fully vested, the executive is eligible to receive an annual stock option grant that vests as to 25% of the shares subject to the award over a four-year period, subject to continued employment.
Mr. Barton and Ms. Glaser received an annual stock option grant in 2025 under the BDF Holding Corp. 2014 Stock Option Plan (the “Option Plan”) in respect of 61,986 shares and 40,772 shares, respectively. Our other NEOs did not receive stock option grants in fiscal year 2025. In connection with the payment of an aggregate cash dividend of approximately $423.3 million to holders of common stock on October 31, 2025 (the “Recapitalization”), our Board of Directors adjusted the exercise price of vested and unvested stock options outstanding under the Option Plan, including stock options held by our NEOs, and approved make-whole payments to the holders of certain stock options, including Mr. Barton and Ms. Glaser, in each case as provided under the terms of the Option Plan.
Employment Agreements
The Company has entered into an employment agreement with each of Messrs. Barton and Lukach that governs the terms and conditions of their employment relationship with us, including the compensation and benefits to which each executive is entitled. Messrs. Barton and Lukach are also entitled to severance and other benefits upon a termination of employment in certain circumstances pursuant to their employment agreements. These severance protections are described in more detail below under “Potential Payments Upon Termination or Change in Control.”
Other Benefits and Perquisites
We do not provide our NEOs with perquisites, with the exception of our CEO who receives limited perquisites under his employment agreement, including annual membership dues for the Young Presidents Organization and Chief Executives Organization and executive coaching expenses of up to $75,000 per year.
In addition, our NEOs participate in our tax-qualified 401(k) profit sharing plan, a broad-based, defined contribution retirement plan in which all of our employees who meet certain age and service requirements are eligible to participate. We make a non-discretionary matching contribution equal to 50% of each employee’s deferrals under the plan, up to 6% of an employee’s eligible compensation. We do not maintain a defined benefit pension plan or supplemental executive retirement plan.
Policies on Clawback and Recovery of Compensation

We have adopted a clawback policy to address the recovery of erroneously-awarded incentive compensation in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable listing standards.
Compensation Risk Management

Our Committee has reviewed our compensation policies and practices and does not believe that these policies and practices create risks that are reasonably likely to have a material adverse effect on us.

Say on Pay Vote

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and Rule 14a-21 of the Exchange Act we have not yet held a non-binding, advisory note on the compensation of our named executive officers because we have not yet solicited proxies from our stockholders related to the election of officers. We will hold such a vote at the first meeting at which we are required to do so. We value the opinions of our stockholders, and our People Committee and Board of Directors intend to consider the results of future shareholder advisory votes when determining the compensation we pay to our named executive officers.
2025 People Committee Report

The People Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with management. Based on such review and discussions, the People Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report.
Respectfully submitted,
People Committee of the Board of Directors
Edmond J. English
Joshua Bekenstein
Philip H. Loughlin
Scott Williams
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by, or paid to our named executive officers in respect of their service to us for fiscal year 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
William Barton	2025	1,014,846	—	—	267,780	1,624,219	18,817	2,925,662
President and Chief Executive Officer
Carl Lukach	2025	524,812	—	—	—	475,112	10,349	1,010,273
Chief Financial Officer
Carol Glaser	2025	558,565	—	—	152,895	506,886	22,772	1,241,118
Chief Merchandising Officer
Ramesh Murthy	2025	541,500	—	—	—	491,400	12,403	1,045,303
Chief Operating Officer
Stephen Moeller	2025	510,001	—	—	—	459,000	2,671	971,672
Chief Growth Officer
__________________
(1)The amounts shown in this column represent the grant date fair value of options to purchase shares of our common stock granted to certain of our named executive officers in fiscal year 2025 under the Option Plan computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock option grants for this purpose are set forth in Note 15 to our consolidated financial statements included elsewhere in this Annual Report.
(2)The amounts shown in this column represent payments under our Bonus Plan in respect of 2025 performance. Please see “Annual Incentive Awards” above for more information.
(3)All Other Compensation reflects employer paid matching contributions to our 401(k) Plan, as well as employer paid premiums for: Basic Life Insurance, Long Term Disability Insurance, and Accidental Death and Dismemberment Insurance and (i) in the case of Mr. Barton, payment of membership dues for the Chief Executives Organization and (ii) in the case of Ms. Glaser, a cash payment in respect of unused time off, which is a benefit offered to individuals with ten or more years of service with the Company, each as set forth below. In connection with the Recapitalization, as described above, Mr. Barton and Ms. Glaser also received Board of Directors-approved make-whole payments in respect of certain of their stock options, as provided under the terms of the Option Plan, which amounts are not included in this table.

Name	Year	Membership Dues	Vacation Pay - Cash Out	Company Paid Benefits (Basic Life/AD&D/LTD; 401k match)
William Barton	2025	$5,000	—	$13,817
President and CEO
Carl Lukach	2025	—	—	$10,349
Chief Financial Officer
Carol Glaser	2025	—	$10,315	$12,457
Chief Merchandising Officer
Ramesh Murthy	2025	—	—	$12,403
Chief Operating Officer
Stephen Moeller	2025	—	—	$2,671
Chief Growth Officer

Grants of Plan-Based Awards Table

The following table sets forth information regarding plan-based awards made to each of our named executive officers during fiscal year 2025.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
William Barton	—	507,568	1,015,137	2,030,274	—	—	—	—
	11/4/2025	—	—	—	—	61,986	8.10	267,780
Carl Lukach	—	158,371	316,741	475,112	—	—	—	—
	—	—	—	—	—	—	—	—
Carol Glaser	—	168,962	337,924	506,886	—	—	—	—
	2/12/2025	—	—	—	—	40,772	5.64	152,895
Ramesh Murthy	—	163,800	327,600	491,400	—	—	—	—
	—	—	—	—	—	—	—	—
Stephen Moeller	—	153,000	306,000	459,000	—	—	—	—
	—	—	—	—	—	—	—	—
__________________
(1)The amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column represent the minimum threshold, target and maximum amounts that our NEOs were eligible to earn pursuant to our Bonus Plan for 2025. Actual amounts paid to each of the NEOs under this program for 2025 performance are set forth in the Summary Compensation Table.
(2)Represents stock option awards granted in 2025 under the Option Plan, as described under “Equity Incentive Compensation” above.
(3)Reflects the exercise price on the Grant Date, prior to the adjustment undertaken in connection with the Recapitalization, as described above.
(4)Represents the grant date fair value of the option awards, as determined in accordance with FASB ASC, Topic 718, excluding the effect of estimated forfeitures. See note (1) to the Summary Compensation Table above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Each of Messrs. Barton and Lukach has entered into an employment agreement with the company. The agreements provide the executives with an initial base salary, which has subsequently been increased, an annual bonus target, eligibility to receive severance payments in connection with a qualifying termination and the right to participate in the company’s compensation and benefits plans. The agreements also contain certain restrictive covenant obligations, including covenants relating to confidentiality and assignment of developments, as well as covenants not to compete or solicit certain of our service providers, customers and suppliers during employment and for two years after termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(11)	Option Expiration Date
William Barton	2,098,735	—	—	2.04	11/4/2030
	—	61,986	—	8.10	11/4/2035	(2)
Carl Lukach	88,778	133,168	—	4.28	6/19/2033	(1)

Carol Glaser	191,613	—	—	2.04	10/8/2028
	11,134	—	—	2.04	4/1/2031
	10,991	3,664	—	2.48	4/1/2032	(3)
	9,188	9,188	—	2.67	4/1/2033	(4)
	9,887	29,662	—	5.05	4/1/2034	(5)
	—	40,772	—	5.64	4/1/2035	(6)
Ramesh Murthy	153,291	102,194	—	2.48	3/21/2032	(7)
	7,960	11,941	—	5.05	12/1/2033	(8)
	1,877	7,510	—	5.05	4/1/2034	(9)
Stephen Moeller	38,894	155,579	—	5.61	10/14/2034	(10)
__________________
(1)Represents stock options that vest annually over a five-year period on each anniversary of June 19, 2023, generally subject to continued employment. If Mr. Lukach’s employment is terminated by the Company for a reason other than for cause or by him for good reason, he is entitled to continued vesting of his award, as described below.
(2)Represents stock options that vest annually over a four-year period on each anniversary of November 4, 2025, generally subject to continued employment.
(3)Represents stock options that vest annually over a four-year period on each anniversary of April 1, 2022, generally subject to continued employment.
(4)Represents stock options that vest annually over a four-year period on each anniversary of April 1, 2023, generally subject to continued employment.
(5)Represents stock options that vest annually over a four-year period on each anniversary of April 1, 2024, generally subject to continued employment.
(6)Represents stock options that vest annually over a four-year period on each anniversary of February 12, 2025, generally subject to continued employment.
(7)Represents stock options that vest annually over a five-year period on each anniversary of March 21, 2022, generally subject to continued employment.
(8)Represents stock options that vest annually over a five-year period on each anniversary of December 1, 2023, generally subject to continued employment.
(9)Represents stock options that vest annually over a five-year period on each anniversary of April 1, 2024, generally subject to continued employment.
(10)Represents stock options that vest annually over a five-year period on each anniversary of October 14, 2024, generally subject to continued employment.
(11)Reflects the exercise price adjustment undertaken in connection with the Recapitalization, as described above.

Option Exercises and Stock Vested

None of our NEOs exercised stock options, or held stock that became vested, during fiscal year 2025.
Pension Benefits and Nonqualified Deferred Compensation

None of our NEOs participated in or received benefits from a pension plan or from a nonqualified deferred compensation plan during fiscal year 2025 or prior years.

Potential Payments Upon Termination or Change in Control

Messrs. Barton and Lukach are each entitled to severance and other benefits upon a termination of employment in certain circumstances pursuant to their respective employment agreements, as described below. The terms “cause” and “good reason” referred to below are defined in the respective named executive officer’s employment agreement. In the event of a termination of employment without cause, our other NEOs would be eligible for severance benefits under the Company’s discretionary severance practice based on their years of service with the Company, as described further below.
In addition, in the event of an employee’s death, our Bonus Plan provides for a prorated annual bonus payout based on the portion of the calendar year the employee was employed by the Company.
Messrs. Barton and Lukach. Under their respective employment agreements, if the employment of Messrs. Barton or Lukach is terminated by the Company for a reason other than for cause or disability or by the executive for good reason, the executive would be entitled to receive, in addition to any accrued obligations, (i) severance in the form of base salary continuation for a period of 24 months, in the case of Mr. Barton, and 12 months, in the case of Mr. Lukach, (ii) the annual bonus for the year of termination, determined based on actual performance achievement and pro-rated based on the portion of the calendar year the executive was employed by the Company and (iii) reimbursement for the executive’s (and his eligible dependents’) health care continuation premiums during the 18-month period immediately following termination of employment. The severance benefits are conditioned on the executive executing a release of claims in favor of the Company and continuing to comply with the restrictive covenants set forth in the employment agreement. In addition, under his stock option award agreement, if Mr. Lukach’s employment is terminated by the Company for a reason other than for cause or by him for good reason, he is entitled to continued vesting of a prorated portion of his award for the vesting year that includes his termination of employment based on each full month of service Mr. Lukach was employed during such vesting year.
Other NEOs. The Company has a practice of providing severance benefits in the form of base salary continuation and benefits continuation coverage through reimbursement of the employer portion of COBRA premiums to employees who experience a termination of employment other than for cause. For employees at the Vice President level and above, which would include Ms. Glaser and Messrs. Murthy and Moeller, the Company’s practice has been to provide two weeks of severance benefits for each year of service, with a minimum cash severance benefit of twenty-six weeks, together with benefits continuation for the duration of the period for which such employee receives cash severance payments.
The following table sets forth aggregate estimated payment obligations to each of the named executive officers assuming a termination of employment or change in control, as applicable, occurred on December 31, 2025:

Name	Benefit Type	Termination due to death ($)(1)	Termination without Cause or for Good Reason ($)(2)	Change in Control ($)(3)
William Barton	Severance	1,015,137	3,065,137	—
	Benefits Continuation	—	26,230	—
	Value of Equity Acceleration	—	—	—
Carl Lukach	Severance	316,741	844,643	—
	Benefits Continuation	—	46,750	—
	Value of Equity Acceleration	—	84,788	508,725
Carol Glaser	Severance	337,924	368,251
	Benefits Continuation		20,369
	Value of Equity Acceleration			261,292
Ramesh Murthy	Severance	327,600	273,000
	Benefits Continuation
	Value of Equity Acceleration			633,782
Stephen Moeller	Severance	306,000	255,000
	Benefits Continuation		15,577
	Value of Equity Acceleration			387,296
__________________
(1)In the event of the NEO’s death on or after the last day of the fiscal year, each NEO would be entitled to receive the value of any earned annual bonus under the Bonus Plan for 2025. Target annual bonus amounts are reflected in the table.

(2)The severance benefits to which Messrs. Barton and Lukach are entitled are described above. None of the other NEOs have a contractual entitlement to severance; the amounts included in the table reflect the estimated severance and benefits continuation (for those NEOs who have elected employer-funded coverage) under the Company’s historical severance practice, as described above (with bonus amounts, if applicable, reflected at target).
(3)In the event of a Change in Control, as defined in the Option Plan, all unvested stock options become 100% vested if the executive remains employed with the Company through the date of such transaction. The amounts in this column reflect the stock price as of December 31, 2025, as determined by our Board of Directors ($8.10), minus the option exercise price multiplied by the number of shares subject to the unvested portion of the option.

DIRECTOR COMPENSATION

In 2025, our non-employee directors received an annual cash retainer of $100,000 (the Chair of the Audit Committee received an additional retainer of $25,000) and reimbursement for certain business expenses. Annual cash retainers are pro-rated for partial years of service. Prior to the IPO, in addition, non-employee directors were eligible to receive a stock option grant in connection with their commencement of service as a non-employee director, which stock option vests over five years generally subject to continued service. Prior to the IPO, following the vesting of their initial stock option grants, non-employee directors were also eligible to receive an annual stock option grant that vests over four years, generally subject to continued service. The following table sets forth the compensation awarded to, earned by or paid to our non-employee directors for their services to us during fiscal year 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Barbara Carbone	125,000	—	125,000
Mir Aamir	100,000	—	100,000
Soyoung Kang	100,000	—	100,000
Scott Williams	100,000	39,589	139,589
Trevor S. Lang(4)	12,500	91,449	103,949
Robert Kaufman(5)	91,670	—	91,670
__________________
(1)Amounts reported in this column reflect cash fees earned in fiscal year 2025. In connection with the Recapitalization, as described above, Mr. Mir Aamir, Ms. Soyoung Kang and Mr. Scott Williams also received Board of Directors-approved make-whole payments in respect of certain of their stock options, as provided under the terms of the Option Plan, which amounts are not included in this table.
(2)The amounts shown in this column represent the grant date fair value of options to purchase shares of our common stock granted to certain of our directors in fiscal year 2025 under the Option Plan computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock option grants for this purpose are set forth in Note 15 to our consolidated financial statements included elsewhere in this Annual Report.
(3)As of December 28, 2025, Ms. Barbara Carbone (a), Mr. Mir Aamir (b), Ms. Soyoung Kang (c), Mr. Scott Williams (d), and Mr. Trevor Lang (e) hold options to purchase 25,625 (a), 28,742 (b), 28,742 (c), 50,563 (d), and 27,796 (e) shares respectively.
(4)Mr. Lang commenced service on our Board of Directors as of November 13, 2025.
(5)Mr. Kaufman resigned from service on our Board of Directors as of December 1, 2025.
(6)Mr. Edmond English is an executive officer of the Company who does not receive any additional compensation for services provided as a director and therefore has been omitted from this table.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information relating to the beneficial ownership of our common stock as of March 1, 2026 by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our current directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC, which generally includes any shares over which a person exercises sole or shared voting and/or investment power. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated by the footnotes, and subject to applicable community property laws, the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock held by such person or entity.
The percentage of shares beneficially owned is computed on the basis of 130,376,530 shares of our common stock outstanding as of March 1, 2026 after giving effect to the effectiveness of our second restated certificate of incorporation. Shares of our common stock that a person has the right to acquire within 60 days of March 1, 2026 are deemed outstanding for purposes of computing the percentage ownership of such person’s holdings, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Bob’s Discount Furniture, Inc., 434 Tolland Turnpike Manchester, CT 06042.

Name and address of beneficial owners	Shares beneficially owned
	Number	Percent
Greater than 5% stockholders:
Entities affiliated with Bain Capital(1)	95,370,751	73.2%

Directors and named executive officers:
William G. (“Bill”) Barton(2)	2,098,735	1.6%
Carl Lukach(3)	88,778	*
Carol Glaser(4)	499,220	*
Ramesh Murthy(5)	216,102	*
Stephen Moeller(6)	53,894	*
Edmond J. English(7)	3,920,000	3.0%
Mir Aamir(8)	28,742	*
Joshua Bekenstein(9)	—	*
Barbara Carbone(10)	16,575	*
Jennifer Davis(9)	—	*
Soyoung Kang(11)	28,742	*
John Kilgallon(9)	—	*
Trevor Lang	1,845	*
Philip H. Loughlin(9)	—	*
Scott Williams(12)	47,463	*
All executive officers and directors as a group (19 persons)(13)	7,705,930	5.9%
__________________
*    Less than 1%
(1)Represents 98,288,251 shares of common stock held by BCPE BDF Investor, LP (“BCPE BDF Investor”). Bain Capital Investors, LLC (“BCI”) is the manager of Bain Capital Beacon General Partner, LLC, which is the general partner of Bain Capital Beacon Roll SPV X, L.P., which is the sole member of BCPE BDF GP, LLC, which is the general partner of BCPE BDF Investor. As a result, BCI may be deemed to share voting and dispositive power with respect to the shares held by BCPE BDF Investor. Voting and investment decisions with respect to securities held by BCPE BDF Investor are made by the partners of BCI (including Joshua Bekenstein, Jennifer Davis, John Kilgallon and Philip H. Loughlin who serve on our Board of Directors), of whom there are three or more and none of whom individually has the power to direct such decisions. The address of each of the foregoing entities is c/o Bain Capital Private Equity, LP, 200 Clarendon Street, Boston, Massachusetts 02116.
(2)Consists of 2,098,735 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(3)Consists of 88,778 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(4)Includes 261,151 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(5)Consists of 216,102 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(6)Includes 38,894 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(7)Consists of: (i) 1,736,771 shares of common stock held by the Edmond J English 2022 Irrevocable Family Trust and (ii) 2,183,229 shares of common stock held by the Edmond J English Family Trust. Mr. English is a co-trustee of the Edmond J English Family Trust and may be deemed to have voting and dispositive power over the shares held by each trust.
(8)Consists of 28,742 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(9)Does not include shares of common stock beneficially owned by Bain Capital. The address of each of Mr. Bekenstein, Mr. Loughlin, Ms. Davis and Mr. Kilgallon is c/o Bain Capital Private Equity, LP, 200 Clarendon Street, Boston, Massachusetts 02116.
(10)Includes 15,375 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(11)Consists of 28,742 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(12)Includes 35,463 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.
(13)Includes 3,130,468 shares of common stock issuable pursuant to outstanding stock options that are exercisable within 60 days of March 1, 2026.

Equity Compensation Plan Information

The following table provides information with respect to the shares of our common stock that may be issued under our existing equity compensation plans as of December 28, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plan(3)
Equity compensation plans approved by security holders(4)	7,938,157	$2.93	14,136,843
(1)Consists of 7,938,157 vested and unvested stock options issued pursuant to the BDF Holding Corp. 2014 Stock Option Plan and outstanding as of December 28, 2025.
(2)Represents the weighted average exercise price of outstanding stock options as of December 28, 2025.
(3)Excludes securities reflected in the first column.
(4)As of December 28, 2025, there were no equity compensation plans not approved by the security holders of the Company.
Item 13. Certain Relationships, Related Transactions, and Director Independence
The following includes a summary of transactions since January 1, 2022 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers, or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Item 11. Executive and Director Compensation.”
We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.
The agreements described in this section, or forms of such agreements as they will be in effect at the time of this Annual Report, are filed as exhibits to this Annual Report and the following descriptions are qualified by reference thereto.
Advisory Agreement

On February 12, 2014, in connection with Bain Capital’s investment in the Company, the Company and certain of its subsidiaries entered into an advisory agreement (the “Advisory Agreement”) with an affiliate of Bain Capital (the “Manager”), pursuant to which the Manager provided us with certain business consulting services. In exchange for these services, we pay the Manager a periodic retainer fee in an aggregate amount per year equal 0.150% of the consolidated revenue of the Company and its consolidated subsidiaries for the immediately preceding fiscal year, payable in quarterly installments and not to exceed $2 million per year, plus reimbursement for out of pocket expenses incurred by the Manager or its affiliates in connection with the provision of services pursuant to the Advisory Agreement. In addition, the Manager is entitled to a transaction fee in connection with any financing, acquisition, disposition, recapitalization or change of control transaction. The Company recognized management fees and expense reimbursement to the Managers and their affiliates totaling $2.0 million, $2.0 million, and $2.3 million for fiscal years 2025, 2024, and 2023, respectively.
The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Manager and its affiliates. In connection with the initial public offering, we entered into a termination agreement with the Manager, pursuant to which the Advisory Agreement terminated upon the consummation of the initial public offering, at which time we paid the Manager a lump sum amount of $2.0 million in consideration of services rendered by the Manager under the Advisory Agreement, including advisory services to be provided by the Manager in connection with the initial public offering. The indemnification and exculpation provisions in favor of the Manager survived such termination.
The Company also recognized fees for the outsourcing of customer service assistance to an entity affiliated with Bain Capital totaling $7.9 million, $6.5 million and $5.1 million for fiscal years 2025, 2024, and 2023, respectively.
Leases

In fiscal years 2025 and 2024, the Company leased four retail stores from limited liability companies of which Mr. Robert Kaufman, the Company’s founder and a member of the Board of Directors during such fiscal years, maintained ownership. In fiscal year 2023, the Company leased one additional retail store from a limited liability company of which

Mr. Robert Kaufman maintained ownership. This store closed and relocated in October 2023 and is no longer considered a related party transaction. The current lease arrangements commenced between 2017 and 2022 with current lease terms ranging from 15 to 20 years with varying number of options for five-year renewals. Total rent expense associated with these related parties was $2.6 million, $2.6 million and $2.9 million for fiscal years 2025, 2024, and 2023, respectively. At December 28, 2025, total lease liabilities associated with the remaining related party leases was $12.9 million.
Amended and Restated Stockholders Agreement

On February 12, 2014, in connection with Bain Capital’s investment in the Company, we entered into a stockholders agreement (the “Stockholders Agreement”) with certain stockholders, including investments funds affiliated with Bain Capital, our directors and officers who hold shares of our common stock and certain other investors relating to rights and obligations with respect to ownership of our common stock. In connection with the IPO, on February 4, 2026, we amended and restated the Stockholders Agreement (as so amended and restated, the “Amended and Restated Stockholders Agreement”). Pursuant to the Amended and Restated Stockholders Agreement, Bain Capital and certain other holders have registration rights whereby, at any time following the IPO and the expiration of any related lock-up period, Bain Capital can require us to register under the Securities Act shares of common stock, and our officers and directors, among others will have certain rights to sell their shares in registered offerings initiated by us or Bain Capital.
Pursuant to the Amended and Restated Stockholders Agreement, Bain Capital has the right to nominate to our Board of Directors: (i) the majority of directors, for so long as Bain Capital beneficially owns more than 50% of the shares held by it as of the effective time of the IPO, (ii) 40% of directors, for so long as Bain Capital beneficially owns at least 30%, but less than 50% of the shares held by it as of the effective time of the IPO, (iii) 25% of directors, for so long as Bain Capital beneficially owns at least 20%, but less than 30% of the shares held by it as of the effective time of the IPO, (iv) 20% of directors, for so long as Bain Capital beneficially owns at least 10%, but less than 20% of the shares held by it as of the effective time of the IPO and (v) one director, for so long as Bain Capital beneficially owns at least 3%, but less than 10% of the shares held by it as of the effective time of the IPO. In the event that any such nominee ceases to serve as a director for any reason (other than the failure of our stockholders to elect such individual as a director), Bain Capital will be entitled to appoint another nominee to fill the resulting vacancy.
Subject to applicable laws and stock exchange regulations, and subject to requisite independence requirements applicable to such committee, the Amended and Restated Stockholders Agreement provides that for so long as Bain Capital has the right to nominate at least one director to our Board of Directors, it will have the right to designate a director for appointment to our people committee as well as our nominating and corporate governance committee, so long as the composition of each committee complies with the rules and regulations of the New York Stock Exchange.
In addition, the Amended and Restated Stockholders Agreement provides that certain holders of our common stock party thereto shall be restricted from directly or indirectly selling, transferring, assigning or otherwise disposing of any interest in our common stock for 270 days from the date of the IPO, subject to certain exceptions substantially consistent with the exceptions provided for under the lock-up agreements.
Directed Share Program

As part of the IPO, the underwriters allocated and sold 353,327 shares of common stock at the public offering price per share of $17.00 per share of our directors, officers, employees and related persons through a directed share program. The shares purchased pursuant to the directed share program are not subject to lock-up agreements with the underwriters, except in the case of shares purchased by any of our directors or executive officers, which are subject to a 180-day lock-up restriction. Certain purchases by related persons participating in the directed share program individually exceeded $120,000.
Certain Relationships

From time to time, we collaborate with Bain Capital and/or their affiliates to source and outsource certain goods and services to obtain the best terms available. We believe that all such arrangements have been entered into in the ordinary course of business and have been negotiated on commercially reasonable terms.Certain members of our Board of Directors serve as designees of Bain Capital and its affiliates.
Director and Officer Indemnification Agreements

We provide indemnification protection to our directors and officers pursuant to indemnification agreements with each individual which require us to indemnify such persons to the fullest extent permitted by applicable law.

Related Party Transactions Policy

In connection with the IPO, we adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, our audit committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions. Related party transactions must be approved or ratified by the audit committee based on full information about the proposed transaction and the related party’s interest.
Item 14. Principal Accounting Fees and Services
PricewaterhouseCoopers LLP (“PwC”) served as the independent registered public accounting firm to the Company in fiscal years 2025 and 2024. The Audit Committee has established procedures requiring its review and advance approval of all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may delegate authority to a subcommittee consisting of one or more members to pre-approve non-audit services with certain limitations and must notify the Audit Committee at its next meeting of each service so approved. All non-audit services were pre-approved by the Audit Committee.
The fees incurred for professional services rendered by PwC for fiscal years 2025 and 2024 were as follows:

	2025	2024
Audit fees(1)	$3,430,000	$1,530,000
Audit-related fees	—	—
Tax fees(2)	517,000	—
All other fees(3)	2,000	2,000
Total fees	$3,949,000	$1,532,000
______________
(1)    Audit fees consist of fees for the audit of the Company’s consolidated financial statements, and, additionally in fiscal year 2025, for reviews of interim financial information and professional services rendered in connection with the Company’s registration statements on Form S-1 related to the Initial Public Offering.
(2)    Tax fees consist of fees associated with tax compliance, related planning and tax advice.
(3)    All other fees consist of annual subscriptions to the disclosure checklist online tool.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a) (1) above.

3. Exhibits
The Exhibits listed in the accompanying Exhibit Index, are filed or incorporated by reference as part of this Annual Report.
Exhibit Index

Exhibit number	Description of exhibit
3.1	Second Restated Certificate of Incorporation of Bob’s Discount Furniture, Inc.
3.2	Second Amended and Restated Bylaws of Bob’s Discount Furniture, Inc.
4.1	Amended and Restated Stockholders Agreement
4.2	Description of Registrant's Securities
10.1*+
Form of Indemnification Agreement between Bob’s Discount Furniture, Inc. and each of its directors and executive officers (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.2*
Revolving Credit Agreement, dated February 12, 2014 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.3*
Amendment No. 1 to Revolving Credit Agreement, dated June 17, 2016 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.4*
Amendment No. 2 to Revolving Credit Agreement, dated June 18, 2018 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.5*
Joinder Agreement and Amendment No. 3 to Revolving Credit Agreement, dated September 18, 2019 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.6*
Joinder Agreement and Amendment No. 4 to Revolving Credit Agreement, dated May 12, 2021 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.7*
Amendment No. 5 to Revolving Credit Agreement, dated July 5, 2022 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.8*
Amendment No. 6 to Revolving Credit Agreement, dated August 24, 2022 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.9*
Amendment No. 7 to Revolving Credit Agreement, dated June 2, 2023 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.10*
Amendment No. 8 to Revolving Credit Agreement, dated July 1, 2024 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.11*
Amendment No. 9 to Revolving Credit Agreement, dated October 31, 2025 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.12*
Term Loan Credit Agreement, dated October 31, 2025 among Bob’s Discount Furniture, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (previously filed as Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.13*+
BDF Holding Corp. 2014 Stock Option Plan (previously filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.14*+
Form of Annual Non-Qualified Stock Option Award Agreement under the 2014 Stock Option Plan (previously filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.15*+
Form of Block Non-Qualified Stock Option Award Agreement under the 2014 Stock Option Plan (previously filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.16*+
Amended and Restated Employment Agreement dated January 21, 2026 by and between William G. Barton and Bob’s Discount Furniture, Inc. (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.17*+
Amended and Restated Employment Agreement dated January 21, 2026 by and between Carl Lukach and Bob’s Discount Furniture, Inc. (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.18*+
Bob’s Discount Furniture, Inc. 2026 Equity Incentive Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.19*+
Form of Non-Statutory Stock Option Agreement under the 2026 Equity Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.20*+
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2026 Equity Incentive Plan (previously filed as Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.21*+
Bob’s Discount Furniture, Inc. Cash Incentive Plan (previously filed as Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.22*
Form of Termination Agreement among Bob’s Discount Furniture, Inc., BDF Acquisition Corp. and Bain Capital Private Equity, LP (previously filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

19.1	Bob’s Discount Furniture, Inc. Insider Trading Policy
21.1*	List of Subsidiaries (previously filed as Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+	Bob’s Discount Furniture, Inc. Policy for Recoupment of Incentive Compensation
_________________
*Previously filed.
+    Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bob’s Discount Furniture, Inc.

Dated:	March 18, 2026	By:	/s/ William G. Barton
		Name:	William G. Barton
		Title:	President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ William G. Barton	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2026
William G. Barton

/s/ Carl Lukach	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Principal Accounting Officer)	March 18, 2026
Carl Lukach

/s/ Edmond J. English	Executive Chairman	March 18, 2026
Edmond J. English

/s/ Mir Aamir	Director	March 18, 2026
Mir Aamir

/s/ Joshua Bekenstein	Director	March 18, 2026
Joshua Bekenstein

/s/ Barbara Carbone	Director	March 18, 2026
Barbara Carbone

/s/ Jennifer Davis	Director	March 18, 2026
Jennifer Davis

/s/ Soyoung Kang	Director	March 18, 2026
Soyoung Kang

/s/ John Kilgallon	Director	March 18, 2026
John Kilgallon

/s/ Trevor Lang	Director	March 18, 2026
Trevor Lang

/s/ Philip H. Loughlin	Director	March 18, 2026
Philip H. Loughlin

/s/ Scott Williams	Director	March 18, 2026
Scott Williams