Form 10-Q
period 2026-03-29
Bob's Discount Furniture, Inc.
filed 2026-05-07
CIK 2085187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-43101
_________________________
Bob's Discount Furniture, Inc.
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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 130,627,486 shares of common stock outstanding as of May 5, 2026.

Cautionary Note Regarding Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2026 (this “Quarterly Report”) contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can generally be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements concerning: plans to open new stores, expand into new regions and increase market share; our ability to manage supplier relationships; new store unit economics and new store growth as a driver of net revenue growth; the impact and future applicability of tariffs on our imported products and the potential recovery of tariffs previously paid; expected future selling, general and administrative expenses and capital expenditures; and plans to increase brand awareness and increase comparable sales.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026 (the “2025 Annual Report”), including those relating to, among other things:

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
•disruption in our distribution capabilities or supply chain, including due to the recent conflict in Iran and associated fuel price increases;
•our ability to protect our intellectual property rights;
•compliance with applicable governmental regulations;
•our ability to protect the privacy and security of information related to our customers, us, our employees or others;
•disruption in our information systems; and
•our ability to effectively manage our eCommerce platform and digital marketing efforts.

The forward-looking statements contained in this Quarterly Report represent our views as of the date of this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements

Bob’s Discount Furniture, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share amounts)

	March 29, 2026	December 28, 2025
Assets
Current assets
Cash and cash equivalents	$27,738	$53,202
Restricted cash	10,172	9,412
Accounts receivable	22,410	17,590
Inventories	336,840	350,284
Prepaids and other current assets	40,624	40,871
Total current assets	437,784	471,359
Property and equipment, net	344,944	328,827
Operating lease right-of-use assets	655,830	641,529
Intangible assets	179,100	179,100
Goodwill	181,699	181,699
Deferred offering costs	—	3,981
Other assets	9,106	5,260
Total assets	$1,808,463	$1,811,755
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$248,031	$260,610
Self-insurance reserves	26,538	27,959
Accrued expenses	47,760	66,211
Customer deposits	82,419	70,740
Current portion of Term Loan	—	1,750
Finance lease liabilities, current portion	14,230	15,201
Operating lease liabilities, current portion	102,200	100,563
Total current liabilities	521,178	543,034
Revolving Credit Facility	25,000	—
Term Loan	—	337,430
Finance lease liabilities, noncurrent portion	47,266	44,254
Operating lease liabilities, noncurrent portion	696,250	678,800
Deferred income taxes	45,530	43,306
Other long-term liabilities	1,011	1,011
Total long-term liabilities	815,057	1,104,801
Total liabilities	1,336,235	1,647,835
Commitments and Contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at March 29, 2026; $0.01 par value, 50,000 shares authorized, no shares issued or outstanding at December 28, 2025	—	—
Common stock, $0.0001 par value, 445,000,000 shares authorized, 130,502,007 shares issued and outstanding at March 29, 2026; $0.0001 par value, 300,000,000 shares authorized, 119,777,765 shares issued and 110,530,029 outstanding at December 28, 2025	13	11
Additional paid-in capital	438,294	199,796
Treasury stock shares, at cost, — and 9,247,736 shares at March 29, 2026 and December 28, 2025, respectively	—	(67,336)
Retained earnings	33,921	31,449
Total stockholders' equity	472,228	163,920
Total liabilities and stockholders' equity	$1,808,463	$1,811,755
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands, except per share amounts)

	Three-Month Fiscal Period Ended
	March 29, 2026	March 30, 2025
Net revenues	$578,096	$532,764
Cost of sales	321,586	296,121
Gross profit	256,510	236,643
Operating expenses (income)
Selling, general, and administrative	235,147	215,645
Pre-opening expenses	4,740	2,985
Loss on disposal of fixed assets	—	21
Restructuring charges	—	292
Insurance recoveries	(667)	—
Total operating expenses	239,220	218,943
Operating income	17,290	17,700
Other (income) expense
Interest expense	15,304	903
Interest income	(197)	(400)
Other income, net	—	(574)
Total other expense (income), net	15,107	(71)
Income before taxes	2,183	17,771
Income tax (benefit) expense	(334)	4,626
Net income	$2,517	$13,145
Other comprehensive (loss) income
Total other comprehensive loss	—	—
Total comprehensive income	$2,517	$13,145
Basic net income per share	$0.02	$0.12
Diluted net income per share	$0.02	$0.12
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited, amounts in thousands, except share amounts)

Three-Month Fiscal Period Ended March 29, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 28, 2025	110,530,029	$11	$199,796	9,247,736	$(67,336)	$31,449	$163,920
Common stock issued under management incentive plan	530,790	1	1,014	—	—	—	1,015
Issuance of common stock upon initial public offering, net of underwriter discounts and offering expenses	19,450,000	2	304,173	—	—	—	304,175
Repurchases of common stock	(8,725)	—	—	8,725	(69)	—	(69)
Retirement of treasury stock	—	(1)	(67,404)	(9,256,461)	67,405	—	—
Stock-based compensation expense	—	—	715	—	—	—	715
Payment for fractional shares	(87)	—	—	—	—	(45)	(45)
Net income	—	—	—	—	—	2,517	2,517
Balances at March 29, 2026	130,502,007	$13	$438,294	—	$—	$33,921	$472,228

Three-Month Fiscal Period Ended March 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 29, 2024	109,872,523	$11	$225,886	8,831,043	$(63,351)	$301,684	$464,230
Common stock issued under management incentive plan	269,143	—	1,173	—	—	—	1,173
Repurchases of common stock	(181,534)	—	—	181,534	(1,720)	—	(1,720)
Stock-based compensation expense	—	—	891	—	—	—	891
Net income	—	—	—	—	—	13,145	13,145
Balances at March 30, 2025	109,960,132	$11	$227,950	9,012,577	$(65,071)	$314,829	$477,719

See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three-Month Fiscal Period Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities
Net income	$2,517	$13,145
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	715	891
Transaction losses	704	770
Depreciation and amortization	18,615	16,758
Non-cash interest expense	10,842	22
Loss on disposal of fixed assets	—	21
Non-cash lease costs	20,304	18,291
Deferred income taxes	2,225	(430)
Change in reserve for product warranties	—	247
Changes in operating assets and liabilities
Accounts receivable	(5,524)	(2,304)
Inventories	13,444	(15,747)
Prepaids and other current assets	247	3,293
Other assets	(3,867)	43
Accounts payable	(7,656)	(15,432)
Accrued expenses	(19,873)	(10,045)
Customer deposits	11,679	6,336
Operating leases	(15,519)	(12,149)
Net cash provided by operating activities	28,853	3,710
Cash flows from investing activities
Purchase of property and equipment	(31,594)	(15,867)
Net cash used in investing activities	(31,594)	(15,867)
Cash flows from financing activities
Principal payments on Term Loan	(350,000)	—
Proceeds from Line of Credit	64,000	—
Principal payments on Line of Credit	(39,000)	—
Principal payments on financing lease obligations	(3,545)	(2,574)
Proceeds (payments) related to exercise of employee stock options	994	(464)
Payments for the acquisition of treasury stock	(50)	(83)
Proceeds from issuance of common stock, net of underwriter discounts	310,915	—
Payments for fractional shares	(45)	—
Payments of initial public offering costs	(5,232)	—
Net cash used in financing activities	(21,963)	(3,121)
Net decrease in cash, cash equivalents, and restricted cash	(24,704)	(15,278)
Cash, cash equivalents, and restricted cash beginning of period	62,614	80,558
Cash, cash equivalents, and restricted cash end of period	$37,910	$65,280

Supplemental disclosure of cash flow data
Cash paid for interest	$3,570	$441
Supplemental disclosure of noncash investing and financing activities
Assets acquired under financing leases	$5,586	$—
Purchase of property and equipment included in accounts payable	16,775	8,607
Employees cashless exercising of stock options	19	1,637
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
 1.    Nature of Business
Bob’s Discount Furniture, Inc. is a Delaware corporation and omni-channel retailer of quality home furnishings offering a wide variety of merchandise assortments across several categories including upholstery, case goods, bedding and other. This assortment of merchandise can be purchased through both retail and eCommerce sales channels. As used in these Condensed Consolidated Financial Statements, "the Company" refers to Bob's Discount Furniture, Inc. and its subsidiaries. At March 29, 2026, the Company operated 214 stores in 26 states across the United States.
On February 5, 2026, the Company completed an initial public offering (the “IPO”), pursuant to which an aggregate of 19,450,000 shares of common stock were sold at a price of $17.00 per share. The Company received aggregate net proceeds of $304.2 million after deducting underwriting discounts and commissions and other offering expenses. The Company used the net proceeds from the IPO, cash on hand and borrowings under the Revolving Credit Facility to repay the amounts outstanding under its $350.0 million Term Loan. Refer to “Note 3, Long-Term Debt” for further information on the Term Loan and Revolving Credit Facility.
 2.    Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts and those of the Company's wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.
In the opinion of management, these condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed in this report. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of the results that may be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the fiscal year ended December 28, 2025.
The Company's fiscal quarters follow a 13-week convention ("three-month fiscal period"), with each quarter ending on a Sunday. The first quarters for 2026 and 2025 ended on March 29, 2026 and March 30, 2025, respectively.
Estimates and Assumptions
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to leased assets and the Company's evaluation of retail stores for impairment. Actual results could differ from the estimates made and such differences could be material to the condensed consolidated financial statements.
Recently Issued Accounting Standards
Recent Accounting Standards Not Yet Adopted
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270) - Narrow Scope Improvements. The standard update clarifies interim disclosure requirements and the applicability of Topic 270. This ASU adds a comprehensive list of required interim disclosures, clarifies the form and content of interim financial statements, and requires disclosure of events since the end of the previous annual reporting period that materially affect the entity. This update will be effective for interim periods within fiscal years beginning after December 15, 2027, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company does not expect this update to have a material impact on its condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The standard update establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. This update will be effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and can be applied modified retrospectively or retrospectively. Early adoption is permitted. The impact that this standard update will have on the Company is dependent on future government grants.
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
 3.    Long-Term Debt
Long-term debt obligations are summarized as follows:

(in thousands)	March 29, 2026	December 28, 2025
Revolving Credit Facility	$25,000	$—
Term Loan	—	350,000
Total long-term debt at par value	25,000	350,000
Less: Current portion of long-term debt	—	(1,750)
Less: Unamortized original issue discount	—	(10,820)
Total long-term debt	$25,000	$337,430
Term Loan
On October 31, 2025, the Company entered into a $350.0 million Term Loan (the “Term Loan”) having a maturity date of October 31, 2032 and bearing interest of 4.0% plus the Secured Overnight Financing Rate (“SOFR”), with a SOFR floor of 0%. Contracted payments were 1% of the Term Loan annually, with 0.25% paid quarterly beginning in June 2026. The Company was required to prepay the Term Loan with any proceeds received from an IPO of the Company’s common shares. In the three-month fiscal period ended March 29, 2026, the Company repaid the Term Loan using net proceeds from the IPO completed in February 2026, cash on hand and borrowings under the Revolving Credit Facility. Refer to “Note 1, Nature of Business” for further information on the IPO.
Debt Issuance Costs
In connection with the Term Loan, the Company incurred $11.0 million of financing costs, which were deferred as a reduction to the carrying value of the long-term debt obligation. The amounts deferred were amortized over the life of the Term Loan using the effective interest method and recognized as interest expense in the Company’s condensed consolidated statements of operations and comprehensive income. In connection with the repayment of the Term Loan, the Company recognized an acceleration of amortization of debt issuance costs of $10.7 million in the three-month fiscal period ended March 29, 2026.

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
Asset Based Revolving Credit Facility
The Company's Asset Based Revolving Credit Facility ("the Revolving Credit Facility") provides for a maximum availability of $125.0 million. The availability of credit at any given time is constrained by the terms and conditions of the facility, including the amount of collateral available and a borrowing base formula based on several factors including the value of eligible accounts receivable and inventory. In connection with the Revolving Credit Facility, the Company has entered into a letter of credit of $0.6 million issued on the Company's behalf by a financial institution related to the guarantee of future payment on certain lease agreements. Borrowing capacity under the Revolving Credit Facility was $99.4 million and $124.4 million at March 29, 2026 and December 28, 2025, respectively. Amortization of debt issuance costs associated with the Revolving Credit Facility was not material for the three-month fiscal periods ended March 29, 2026 and March 30, 2025.
Subsequent to March 29, 2026, the Company amended its Revolving Credit Facility on April 29, 2026, increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031. In connection with the amendment, the Company incurred $0.6 million in financing costs that will be amortized over the term of the Revolving Credit Facility using the effective interest method.
 4.    Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at March 29, 2026, and December 28, 2025.

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Asset (Liability)
Money market funds	$7,513	$—	$—	$7,513
Balance at March 29, 2026	$7,513	$—	$—	$7,513

Asset (Liability)
Money market funds	$31,792	$—	$—	$31,792
Balance at December 28, 2025	$31,792	$—	$—	$31,792
There were no Level 3-classified assets or liabilities at March 29, 2026 or December 28, 2025.
The Company did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during the three-month fiscal periods ended March 29, 2026 and March 30, 2025.
 5.    Related Party Transactions
Leases
The Company had no related party lease activity in the three-month fiscal period ended March 29, 2026. In the three-month fiscal period ended March 30, 2025, the Company leased four retail stores from limited liability companies of which Mr. Bob Kaufman, the Company's founder and a member of the Board of Directors from 2014 until his resignation in December 2025, maintained ownership. Total rent expense associated with these related parties was $0.6 million for the three-month fiscal period ended March 30, 2025.
Management Fees
Upon consummation of the Company’s IPO, the Company's advisory agreement with Bain Capital terminated. In connection with the termination, the Company recognized a fee of $2.0 million in the three-month fiscal period ended March 29, 2026. In the three-month fiscal period ended March 30, 2025, the Company recognized management fees and expense reimbursement to entities affiliated with Bain Capital in connection with the advisory agreement totaling $0.5

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
million. The termination and management fees are classified as selling, general and administrative ("SG&A") expenses in the Company's condensed consolidated statements of operations and comprehensive income.
Customer Service Fees
The Company recognized fees for the outsourcing of customer service assistance to an entity affiliated with Bain Capital totaling $1.9 million for each of the three-month fiscal periods ended March 29, 2026 and March 30, 2025. These fees are classified as SG&A in the Company's condensed consolidated statements of operations and comprehensive income.
 6.    Product Warranties
Product Warranties
The following table summarizes the Company's activity for product warranty obligations:

	Three-Month Fiscal Period Ended
(in thousands)	March 29, 2026	March 30, 2025
Product warranties beginning balance	$7,495	$6,783
Accruals for warranties issued	4,044	3,813
Settlements (in cash or in-kind)	(5,831)	(4,189)
Change in reserve estimate	1,787	623
Product warranties ending balance	7,495	7,030
Less: Current portion of warranties	(6,484)	(6,088)
Total long-term warranties	1,011	942
 7.    Leases
The Company recognizes leases in its condensed consolidated balance sheets as a right-of-use ("ROU") asset and a lease liability. The Company has operating leases for its retail stores, distribution centers, corporate headquarters, and certain equipment under operating and finance leases that expire at various dates through 2041. Some of the leases include options to extend the lease term for up to 20 years. The Company's leases do not have any residual value guarantees or any restrictions or covenants imposed by the leases.
At March 29, 2026, the Company had 18 non-cancellable leases for retail stores and one non-cancellable lease for a regional distribution center of which none had commenced. The initial terms of these leases range from ten to fifteen years with options to extend for up to an additional twenty years. Upon lease commencement, the ROU asset and lease liability will be determined and recognized in the Company's condensed consolidated balance sheets. Lease liabilities at March 29, 2026 exclude undiscounted future lease payments of approximately $244.7 million associated with these leases. Subsequent to March 29, 2026, the Company's lease for one of its distribution centers was extended five years through September 2032, which will result in an additional increase to the lease liability of approximately $17.4 million.

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
The following table summarizes finance and operating lease assets and liabilities recognized in the Company's condensed consolidated balance sheets at March 29, 2026, and December 28, 2025:

(in thousands)	Classification	March 29, 2026	December 28, 2025
Assets
Finance leases	Property and equipment, net	$51,201	$48,755
Operating leases	Operating lease right-of-use assets	655,830	641,529
Total lease assets		$707,031	$690,284

Liabilities
Current
Finance leases	Finance lease liabilities, current portion	$14,230	$15,201
Operating leases	Operating lease liabilities, current portion	102,200	100,563
Noncurrent
Finance leases	Finance lease liabilities, noncurrent portion	47,266	44,254
Operating leases	Operating lease liabilities, noncurrent portion	696,250	678,800
Total lease liabilities		$859,946	$838,818
The following table summarizes lease expense recognized in the Company's condensed consolidated statements of operations and comprehensive income for the three-month fiscal periods ended March 29, 2026 and March 30, 2025:

	Three-Month Fiscal Period Ended
(in thousands)	March 29, 2026	March 30, 2025
Operating lease cost
Fixed	$37,325	$33,015
Variable	181	149
Finance lease cost
Amortization of assets	3,141	2,365
Interest on lease liabilities	875	578
Short-term lease cost	816	225
Total lease expense	$42,338	$36,332
Supplemental cash flow information related to leases is as follows:

	Three-Month Fiscal Period Ended
(in thousands)	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$40,140	$35,824
Operating cash flows from finance leases	4,420	578
Financing cash flows from finance leases	3,545	2,574
Right-of-use assets obtained in exchange for lease obligations
Finance leases	5,586	—
Operating leases	34,606	24,120

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
The weighted average remaining lease term and weighted average discount rate for finance and operating leases at March 29, 2026, and March 30, 2025, were:

	March 29, 2026	March 30, 2025
Weighted average remaining lease term (in years)
Finance leases	4.8	4.0
Operating leases	7.5	6.9
Weighted average discount rate
Finance leases	5.8%	5.6%
Operating leases	8.6%	8.9%
The following table summarizes the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable leases with terms of more than one year that are recognized in the Company's condensed consolidated balance sheet at March 29, 2026:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$124,494	$14,925
2027	166,116	14,230
2028	156,764	11,106
2029	138,920	10,028
2030	120,463	9,298
2031	99,988	2,969
Thereafter	289,544	7,814
Total undiscounted future minimum	$1,096,289	$70,370
Less: Amount representing interest	297,839	8,874
Total present value of lease obligations	$798,450	$61,496
 8.    Commitments and Contingencies
Contingencies
The Company is a defendant in lawsuits arising in the ordinary course of business. Such matters are subject to many uncertainties and the outcomes of individual litigated matters are not predictable with assurance. While the Company is unable to predict the outcome, based on information currently available, the Company does not believe that resolution of any of these matters, individually or in the aggregate, will have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.
Government Grants
In 2016, the State of Connecticut Department of Economic and Community Development (“DECD”) agreed to provide the Company with up to $20.7 million in subsidies comprised primarily of a $1.7 million grant, up to $11.0 million of tax credits and a $7.0 million forgivable loan in consideration of certain minimum investments that the Company agreed to make in Connecticut. The grant, which has no continuing conditions, was received in prior years, and no material benefit has been or is expected to be realized from the tax credits. The terms of the forgivable loan are described below.
DECD Loan Forgiveness Program
Under an agreement dated December 14, 2016, as most recently amended on December 3, 2025, the DECD provided a direct forgivable loan of $7.0 million which bears interest at an annual rate of 2%. The funds were specifically designated for use in the purchase of leasehold improvements, machinery and equipment, and furniture and fixtures in conjunction with the construction of the Company's corporate headquarters. Monthly interest-only payments commenced at the time the loan was granted with principal payments deferred until January 1, 2028. The final payment of principal and interest is due on September 1, 2029, if not sooner paid or forgiven. The Company will be entitled to prorated loan forgiveness so long as

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
the Company has achieved at least 50% of its full-time Connecticut jobs creation requirement for twenty-four consecutive months, of which it can choose the twenty-four consecutive months with the highest average full-time employment in Connecticut during the period from December 14, 2016, through October 31, 2027, does not relocate its Manchester, Connecticut corporate headquarters through December 14, 2038 and does not relocate its Connecticut distribution center operations outside of the State of Connecticut through December 3, 2035. The Company believes it will meet all the requirements for loan forgiveness and accordingly has not recognized the forgivable loan in the Company’s condensed consolidated balance sheets. As the Company believes it will meet all requirements for loan forgiveness, the proceeds from the loan offset the carrying cost of the $7.9 million of assets generated in Connecticut associated with this program included in prepaid and other assets on the Company's condensed consolidated balance sheets.
The Company assesses the likelihood of the conditions attached to the loan each reporting period. If the Company determines that it is no longer probable it will meet the conditions outlined in the DECD agreement, the change will be accounted for as a change in estimate.
Letters of Credit
The Company has entered into a letter of credit issued on the Company's behalf by a financial institution related to the guarantee of collateral for our workers' compensation and automobile liability insurance contracts. There was $10.2 million and $9.4 million of outstanding letters of credit at March 29, 2026 and December 28, 2025, respectively, related to these insurance programs.
 9.    Net Income Per Share
Basic and diluted net income per share were as follows:

	Three-Month Fiscal Period Ended
(in thousands, except share and per share amounts)	March 29, 2026	March 30, 2025
Net income	$2,517	$13,145

Weighted-Average Shares Outstanding
Weighted average number of shares outstanding	122,228,415	109,895,185
Dilutive effect of stock options	5,879,950	2,709,596
Diluted weighted-average number of shares outstanding	128,108,365	112,604,781

Net Income Per Share
Basic net income per share	$0.02	$0.12
Diluted net income per share	$0.02	$0.12
In the three-month fiscal periods ended March 29, 2026 and March 30, 2025, 308,677 and 1,690,090 stock-based awards, respectively, were excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive.

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
 10.    Revenue and Segment Information
The following table details revenue by source and significant segment expenses for the Company's one reportable segment:

	Three-Month Fiscal Period Ended
(in thousands)	March 29, 2026	March 30, 2025
Retail	$484,442	$450,245
eCommerce	93,654	82,519
Net revenues	578,096	532,764
Less: Significant and other segment expenses
Cost of sales(1)	317,852	292,531
Depreciation and amortization	18,615	16,758
Store and corporate expenses	180,522	167,994
Advertising expenses	38,257	32,799
Pre-opening expenses(2)	2,904	1,795
Other segment items(3)	2,656	3,187
Interest expense(4)	15,304	903
Interest income	(197)	(400)
Other income, net	—	(574)
Income tax (benefit) expense	(334)	4,626
Net income	$2,517	$13,145
______________
(1)Cost of sales excludes depreciation and amortization of $3.7 million and $3.6 million for the three-month fiscal periods ended March 29, 2026 and March 30, 2025, respectively.
(2) Pre-opening expenses exclude advertising expenses of $1.8 million and $1.2 million for the three-month fiscal periods ended March 29, 2026 and March 30, 2025, respectively.
(3)Other segment items include (gain) loss on disposal of fixed assets, impairment of long-lived assets, restructuring charges, insurance recoveries, stock-based compensation expense, and other items.
(4)Interest expense in the three-month fiscal period ended March 29, 2026 includes an acceleration of amortization of debt issuance costs of $10.7 million in connection with the repayment of the $350.0 million Term Loan.
Contract Liabilities
The Company defers revenue when cash payments are received in advance of performance for unsatisfied gift cards and customer deposit obligations. Gift card liabilities included in accrued expenses in the Company's condensed consolidated balance sheets were $7.3 million and $7.5 million at March 29, 2026, and December 28, 2025, respectively. Customer deposit liabilities were $82.4 million and $70.7 million at March 29, 2026 and December 28, 2025, respectively. The Company believes the majority of the contract liabilities outstanding at March 29, 2026 will be recognized as revenue within fiscal year 2026 as the performance obligations are satisfied.
The Company recognizes gift card and customer deposit breakage proportional to historical gift card and customer deposit redemption rates. Gift card and customer deposit breakage recognized as revenue in the three-month fiscal periods ended March 29, 2026 and March 30, 2025 were $0.5 million and $0.4 million, respectively.
 11.    Stock-based Compensation
Stock Compensation Expense
The Company recognized stock-based compensation expense of $0.7 million and $0.9 million in the three-month fiscal periods ended March 29, 2026 and March 30, 2025, respectively. On March 29, 2026, the total unrecognized compensation cost related to non-vested service-based stock awards granted under the Company’s equity incentive plan was $8.8 million which will be recognized over a weighted average period of 3.3 years.

Bob’s Discount Furniture, Inc.
Notes to Consolidated Financial Statements
For the Three-Month Fiscal Periods Ended March 29, 2026 and March 30, 2025
(Unaudited)
Stock Options Outstanding
The following table summarizes the stock option activity under the Company’s 2026 Equity Incentive Plan for the three-month fiscal period ended March 29, 2026:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2025	7,938,157	$2.93
Granted	309,956	$19.69
Forfeited or expired	(29,881)	$5.69
Exercised	(538,211)	$2.09
Outstanding at March 29, 2026	7,680,021	$3.66	5.69	$53,999
Exercisable at March 29, 2026	5,423,848	$2.35	4.68	$43,188
Options expected to vest at March 29, 2026	2,256,173	$6.80	8.12	$10,811
The aggregate intrinsic value of stock options vested during the three-month fiscal periods ended March 29, 2026 and March 30, 2025 was $1.2 million, and $0.4 million, respectively. The aggregate intrinsic value of the options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The tax benefit for stock option exercises recognized during the three-month fiscal period ended was $1.2 million and $0.4 million during the three-month fiscal periods ended March 29, 2026 and March 30, 2025, respectively.
Fair Value
The following table summarizes the weighted-average grant date fair value of stock options granted during the period and the assumptions that were used in determining the grant date fair value of each award granted:

Three-Month Fiscal Period Ended
	March 29, 2026	March 30, 2025
Weighted-average grant date fair value per stock option	$9.86	$3.88
Risk-free interest rate	3.75% - 3.77%	3.69% - 4.24%
Expected stock price volatility	45.66% - 45.85%	40.00% - 45.00%
Average expected life (in years)	6.3 - 6.5	4.5 - 6.5
Dividend yield	—%	—%
 12.    Income Taxes
The following table summarizes the effective income tax rate for the three-month fiscal periods ended March 29, 2026 and March 30, 2025:

	Three-Month Fiscal Period Ended
	March 29, 2026	March 30, 2025
Effective Income Tax Rate	(15.3)%	26.0%
The effective income tax rate represents the combined federal and state tax effects attributable to pre-tax earnings for the period. The effective income tax rate for the three-month fiscal period ended March 29, 2026 decreased when compared to the corresponding rate in the prior year period, primarily driven by a larger excess tax benefit from stock-based compensation and a decrease in state tax costs coupled with lower pre-tax earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This is intended to allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q and in the audited consolidated financial statements and thereto as of and for the year ended December 28, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report. Some of the information included in MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” sections included in our 2025 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Bob’s Discount Furniture is a rapidly growing, nationally proven omnichannel retailer of value home furnishings with 214 showrooms as of March 29, 2026 across 26 U.S. states. We offer quality, stylish products at everyday low prices below our value-oriented furniture competitors’ lowest promoted prices. Our value proposition is made possible by our curated merchandising strategy, with SKU counts approximately one-third narrower than value-oriented furniture competitors, longstanding sourcing relationships and efficient supply chains.
Our showrooms provide a convenient and fun shopping experience, supported by our trained, tech-enabled guest experience specialists. Our omnichannel capabilities allow customers to shop in-store, online, over the phone and via our mobile app. We leverage efficient fulfillment services to ensure most purchases can be delivered in as few as three days.
We have a proven, profitable and portable store model that has produced consistent financial returns across vintages, geographic regions and population densities. Nearly all of our stores were profitable on a four-wall basis in fiscal year 2025 and our new stores have achieved average unit volumes (“AUVs”) of $9 million, cash-on-cash returns exceeding 80% by their fifth year of operation, with returns exceeding 60% by year two and a payback period of approximately two years. We believe our business model and new store unit economics, plus the expansive and fragmented home furnishings industry, provides us with an opportunity to expand our store base in both existing and new geographies to over 500 stores by 2035. Our ability to open profitable new stores depends on multiple factors, including our ability to identify suitable markets and sites, negotiate leases with acceptable terms, support new locations with qualified managers and achieve brand awareness in new markets. For further information see “Item 1A. Risk Factors—Risks Related to Our Business” in our 2025 Annual Report.
During the first quarter of fiscal year 2026, we continued to make progress to support our key long-term growth strategies. Accomplishments within the quarter include the following:
•completing an initial public offering (“IPO”) in which 19,450,000 shares of common stock were sold at a price of $17.00 per share resulting in aggregate net proceeds of $304.2 million after deducting underwriting discounts and commissions and other offering expenses;
•opening five new stores and a Midwest regional distribution center; and
•delivering comparable sales growth of 1.2% through increases in conversion and average order value (“AOV”) in both our retail and eCommerce channels.
In early 2025, the U.S. Government began imposing significant new or increased tariffs on goods imported into the U.S. from numerous countries from which the Company sources merchandise. The global trade environment remains fluid and highly uncertain in 2026. The U.S. Government imposed a 25% tariff on imports of certain upholstered wooden furniture, which is scheduled to increase to 30% on January 1, 2027. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. Government exceeded its statutory authority, thereby invalidating many, but not all, of such tariffs. The U.S. presidential administration has indicated that it will seek to reinstate all or a portion of these tariffs under alternative legal authorities or mechanisms. These rulings have also introduced uncertainty regarding the timing and ultimate realization of potential refunds of tariffs previously paid, although U.S. Customs and Border Protection has established a process to administer such refund claims. As of March 29, 2026, the Company has not recognized an asset related to any potential refund. The Company will recognize any recovery as a reduction to cost of sales or inventory as applicable in the period in which recovery becomes realized or realizable. In April 2026, the President issued a proclamation that reduced the tariff rate on steel and aluminum derivative products from 50% to 25%, while modifying the duty application from applying only the metal content in metal-containing products to applying the duty to the full customs value of the imported product. The proclamation excluded certain products, including the Company's covered products from the Section 232 steel and aluminum duties; as a result, the Company's affected products are now subject to the temporary 10% surcharge imposed under Section 122. We will continue to monitor developments related to trade policy and tariffs and evaluate their impact on the Company, including the potential recovery of previously paid tariffs, and make appropriate sourcing, pricing and other operational decisions as appropriate to manage the potential impact on our financial condition and results of operations.
Since late February 2026, the conflict in Iran has resulted in heightened volatility in fuel prices and geopolitical uncertainty. Geopolitical events, increased fuel prices and geopolitical uncertainty, including changes in U.S. tariff policy, has in the past resulted in supply chain disruptions, increased costs and impacts on consumer spending. Such events could materially increase the cost and reduce or delay the supply of our products and impacted discretionary consumer spending, which may adversely affect our business, financial condition, results of operations, liquidity and stock price. See “Item 1A. Risk Factors” in our 2025 Annual Report, including the risk factors titled “Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures, including inflation, and other business factors on discretionary consumer spending and consumer preferences” and “Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures, including inflation, and other business factors on discretionary consumer spending and consumer preferences.” We will continue to monitor developments in, and the impacts of, such conflicts and geopolitical events and uncertainties and evaluate their impact on the Company, and make appropriate sourcing and pricing decisions in an effort to minimize any impacts on our financial condition and results of operations.
How We Assess the Performance of Our Business
We consider a variety of performance and financial measures in assessing the performance of our business. In addition to our results determined in accordance with U.S. GAAP, we regularly review key performance indicators (“KPIs”) and certain non-GAAP financial measures, including Adjusted net income and Adjusted earnings before interest, tax expense/(benefit), depreciation and amortization (“Adjusted EBITDA”), to evaluate our business, measure our performance, identify trends in our business, prepare projections and make strategic decisions. We believe that these non-GAAP financial measures and KPIs are useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of non-recurring items. The non-GAAP financial measures and KPIs presented herein are specific to us and may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating them. The key measures we use to determine how our business is performing are: net revenues, gross profit and gross margin, SG&A, operating income, net income, comparable sales growth, number of new stores, number of stores, Adjusted net income and Adjusted EBITDA.
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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses consist primarily of compensation and benefits for our employees performing various sales functions, the occupancy costs of our retail stores and transaction losses. Compensation includes both variable costs, including commissions related to net revenue, and salaries and benefits. We expect certain of these expenses to continue to increase as we open new stores, develop new product categories and otherwise pursue our current business initiatives. General and administrative expenses included in SG&A expenses comprise primarily advertising expense, excluding pre-opening related costs, compensation and benefit costs for administrative employees, stock-based compensation, bank charges, and other administrative costs.
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
Operating Income
Operating income is gross profit less SG&A expenses, pre-opening expenses, loss on disposal of fixed assets, impairment of long-lived assets, restructuring charges and insurance recoveries. Operating income excludes interest income or expense, and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.
Net Income
Net income is operating income less other expense, net, and income tax expense.
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
•national and regional economic trends;
•adverse weather conditions and other seasonal factors;
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
Number of Stores and Number of New Stores
The number of stores reflects the number of stores as of a particular date. The number of new stores reflects the number of stores opened during a particular reporting period. New stores require an initial capital investment from us for store build-outs, fixtures and equipment that we amortize over time, as well as cash required for inventory and pre-opening expenses. We expect new store growth to be the primary driver of our net revenue growth over the long-term. We lease all of our store locations. Our typical initial lease terms are approximately 10 to 15 years with options to renew for two successive five-year periods.
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
We define EBITDA as net income before interest expense, interest income, income tax expense/(benefit), and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA as further adjusted for items that are not indicative of the operating performance of the business, including but not limited to, stock-based compensation expense, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains on sale of Connecticut income tax credits, gains and losses on disposal of fixed assets, impairment of long lived assets, senior executive termination benefits, management fee and other expenses or income not indicative of ongoing business operations and performance.
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
Adjusted net income and Adjusted EBITDA are non-GAAP financial measures and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted net income and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of Adjusted net income and Adjusted EBITDA, and any such modification may be material. Our presentation of Adjusted net income and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate Adjusted net income and Adjusted EBITDA at all or may calculate Adjusted net income and Adjusted EBITDA differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of Adjusted net income and Adjusted EBITDA as tools for comparison.
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

(in thousands)	Three-Month Fiscal Period Ended
	March 29, 2026		March 30, 2025		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$578,096	100.0%	$532,764	100.0%	$45,332	8.5%
Cost of sales	321,586	55.6%	296,121	55.6%	25,465	8.6%
Gross profit	256,510	44.4%	236,643	44.4%	19,867	8.4%
Selling, general, and administrative	235,147	40.7%	215,645	40.5%	19,502	9.0%
Pre-opening expenses	4,740	0.8%	2,985	0.6%	1,755	58.8%
Loss on disposal of fixed assets	—	—%	21	—%	(21)	(100.0)%
Restructuring charges	—	—%	292	—%	(292)	(100.0)%
Insurance recoveries	(667)	(0.1)%	—	—%	667	100.0%
Total operating expenses	239,220	41.4%	218,943	41.1%	20,277	9.3%
Operating income	17,290	3.0%	17,700	3.3%	(410)	(2.3)%
Interest expense	15,304	2.6%	903	0.2%	14,401	NM
Interest income	(197)	—%	(400)	(0.1)%	(203)	(50.8)%
Other income, net	—	—%	(574)	(0.1)%	(574)	(100.0)%
Total other expense (income), net	15,107	2.6%	(71)	—%	15,178	NM
Income before taxes	2,183	0.4%	17,771	3.3%	(15,588)	(87.7)%
Income tax (benefit) expense	(334)	—%	4,626	0.8%	(4,960)	NM
Net income	$2,517	0.4%	$13,145	2.5%	(10,628)	(80.9)%
__________________
(1)NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)
	Three-Month Fiscal Period Ended
	March 29, 2026		March 30, 2025		Increase (Decrease)
(in thousands, except percentages and number of stores)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted net income(2)	$11,054	1.9%	$14,079	2.6%	$(3,025)	(21.5)%
Adjusted EBITDA(2)	37,594	6.5%	37,255	7.0%	339	0.9%
Comparable sales growth	1.2%		6.2%
Number of new stores opened	5		4
Number of stores at period end	214		193
__________________
(1)Our KPIs are discussed and defined in the section titled "—Key Performance Indicators and Non-GAAP Financial Measures."
(2)Adjusted net income and adjusted EBITDA are non-GAAP financial measures. Refer to "—Reconciliation of Non-GAAP Financial Measures" for reconciliation to the most comparable GAAP financial measures.

Comparison of the three month fiscal periods ended March 29, 2026 and March 30, 2025
Net Revenues
Net revenues increased $45.3 million or 8.5%, in the three months ended March 29, 2026 compared to the corresponding prior year period. Our retail channel increased $34.2 million, or 7.6%, and our eCommerce channel increased $11.1 million, or 13.5% for the three months ended March 29, 2026 compared to the corresponding prior year period. The increase in total net revenues was primarily due to non-comparable sales of $43.3 million and comparable sales growth.
Comparable sales increased 1.2% in the three months ended March 29, 2026, predominately driven by increases in conversion and AOV in both our retail and eCommerce channels. These improvements were partially offset by lower in-store traffic, particularly during periods that were impacted by the effects of exceptional winter weather.
Gross Profit and Gross Margin
Gross profit increased $19.9 million or 8.4% in the three months ended March 29, 2026 compared to the corresponding prior year period. This increase was primarily driven by the impact of higher net revenues.
Gross margin was flat at 44.4% in the three months ended March 29, 2026 compared to the corresponding prior year period, as favorable product mix shift into the “Better” product category relative to historical levels, lower freight costs and higher protection plan margins was mostly offset by fixed costs associated with our new Midwest regional distribution center and costs related to inventory growth.
Selling, General and Administrative Expenses
SG&A increased $19.5 million or 9.0% in the three months ended March 29, 2026 compared to the corresponding prior year period, primarily due to increases in payroll-related expenses of $6.0 million mostly related to new store growth, higher occupancy costs of approximately $6.0 million related to new stores and increases in rent in existing stores, and growth in marketing spend of $4.8 million. Additionally contributing to higher SG&A was a $2.0 million fee associated with the termination of our advisory agreement with Bain Capital upon consummation of our IPO.
SG&A as a percentage of revenue of 40.7% in the three months ended March 29, 2026 increased slightly compared to 40.5% in the corresponding prior year period. The increase was primarily driven by incremental marketing, occupancy expense associated with new stores and greenfield market expansion and the $2.0 million termination fee associated with the advisory agreement with Bain Capital, substantially offset by efficiencies at existing stores.
Pre-Opening Expenses
Pre-opening expenses increased $1.8 million or 58.8% in the three months ended March 29, 2026 compared to the corresponding prior year period due to the timing of new store openings in the current year.
Restructuring Charges
In the first quarter of fiscal year 2025, management identified efficiencies to optimize overhead costs, which resulted in workforce reductions. Restructuring costs of $0.3 million were recognized in the three-month fiscal period ended March 30, 2025 for these workforce reductions. The Company did not recognize any costs attributable to these actions in subsequent periods. There were no restructuring charges in the first quarter of fiscal year 2026.
Insurance Recoveries
In the three months ended March 29, 2026, we received $0.7 million in insurance recoveries for lost profits associated with an information technology system outage and the related interruption of our business that occurred at the end of September 2024. The Company did not recognize any insurance recoveries in the first quarter of fiscal year 2025.
Interest Expense
Interest expense in the three months ended March 29, 2026 increased $14.4 million compared to the corresponding prior year period primarily due to the acceleration of $10.7 million in debt issuance costs in connection with the pay down of the Term Loan and interest expense associated with the Term Loan and Revolving Credit Facility outstanding in the period. There was no outstanding debt in the first quarter of fiscal year 2025.

Interest Income

Interest income in the three months ended March 29, 2026 decreased $0.2 million compared to the corresponding prior year period, primarily related to income earned on lower balances in our money market funds.
Other Income, Net

Other income, net in the three months ended March 29, 2026 decreased $0.6 million compared to the corresponding prior year period, primarily due to the absence of income earned on our interest rate cap in the current period which matured in the third quarter of fiscal year 2025.
Income Tax (Benefit) Expense

Income tax benefit was $0.3 million for the three months ended March 29, 2026, compared to income tax expense of $4.6 million for the corresponding prior year period. The effective income tax rate for the three months ended March 29, 2026 of (15.3)% decreased from 26.0% in the corresponding prior year period. The decrease in income tax expense and the effective tax rate was primarily due to a larger excess tax benefit from stock-based compensation and a decrease in state tax costs coupled with lower pre-tax earnings.
Reconciliation of Non-GAAP Financial Measures
The following tables show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.

	Three-Month Fiscal Period Ended
(in thousands except percentages)	March 29, 2026	March 30, 2025
Net revenues	$578,096	$532,764

Adjusted net income
Net income	$2,517	$13,145
Restructuring charges	—	292
Insurance recoveries	(667)	—
Loss on disposal of fixed assets	—	21
Debt issuance costs acceleration(1)	10,720	—
Management fee(2)	2,000	516
Contract termination benefit(3)	(1,191)	—
Other expenses(4)	832	503
Tax effect of adjustments	(3,157)	(398)
Adjusted net income	$11,054	$14,079
Adjusted net income as % of net revenues	1.9%	2.6%
Adjusted EBITDA
Net income	$2,517	$13,145
Interest expense	15,304	903
Interest income	(197)	(400)
Income tax (benefit) expense	(334)	4,626
Depreciation and amortization	18,615	16,758
Stock-based compensation expense	715	891
Restructuring charges	—	292
Insurance recoveries	(667)	—
Loss on disposal of fixed assets	—	21
Management fee(2)	2,000	516
Contract termination benefit(3)	(1,191)	—
Other expenses(4)	832	503
Adjusted EBITDA	$37,594	$37,255
Adjusted EBITDA as % of net revenues	6.5%	7.0%

_______________
(1)Represents the acceleration of debt issuance costs in connection with the repayment of the Term Loan in the three-month fiscal period ended March 29, 2026. See “Note 3, Long-Term Debt” for further information on the Term Loan.
(2)Represents management fees paid in accordance with our Advisory Agreement with our controlling stockholder, which terminated in connection with the IPO. Included in the activity for the three-month fiscal period ended March 29, 2026 is a termination fee of $2.0 million. See “Item 13. Certain Relationships, Related Transactions and Director Independence—Advisory Agreement” in the 2025 Annual Report for further information on the Advisory Agreement.
(3)Represents the acceleration of a bonus from our financing partner due to the termination of the agreement.
(4)Other expenses represents costs that are not indicative of ongoing business operations and performance, including, but not limited to, third-party professional fees related to the IPO and senior executive termination benefits.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $200.0 million Revolving Credit Facility. Our primary cash needs have historically been for merchandise inventories, payroll, advertising, rent, interest payments, and capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We expect further investments in inventory to be commensurate with higher sales from new stores and comparable sales growth. We expect that our cash on hand, cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. At March 29, 2026, we had total liquidity of $127.1 million, comprised of cash and cash equivalents of $27.7 million and available borrowing capacity of $99.4 million.
Material Cash Commitments
We consider our material contractual obligations when assessing liquidity.
Debt and Related Interest Payments
At March 29, 2026, we had $25.0 million outstanding under our Revolving Credit Facility. Subsequent to March 29, 2026, the Company amended its Revolving Credit Facility on April 29, 2026, increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031. Interest payments on our financing arrangements for the fiscal year ending January 3, 2027 (“fiscal year 2026”) will be dependent on our cash flow needs and any short-term borrowing under our Revolving Credit Facility in fiscal year 2026. The interest rate and subsequent payments related to the Revolving Credit Facility are dependent on the Secured Overnight Financing Rate (“SOFR”).
In fiscal year 2025, we entered into a $350.0 million Term Loan having a maturity date of October 31, 2032. The Company was required to prepay the Term Loan with any proceeds received from an IPO of the Company’s common shares. In the first quarter of fiscal year 2026, the Company repaid the Term Loan using net proceeds from the IPO, cash on hand and borrowings under the Revolving Credit Facility. In connection with the Term Loan, we paid $3.3 million in interest payments in the first quarter of fiscal year 2026.
We may be impacted by increases in interest rates on debt outstanding; to mitigate this risk, we evaluate interest rate cap agreements to manage our exposure to interest rate movements.
Leasing
Future rental payments for operating and financing leases total $1.1 billion and $70.4 million, respectively, as of March 29, 2026.
Capital Expenditures
Historically, we have invested significant capital in opening new stores and distribution centers and we anticipate additional capital expenditures as we open more stores and distribution centers. Our capital expenditures are related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New stores may require different levels of capital investment on our part in the future. Total capital expenditures, net of tenant allowances, were $23.3 million for the three-month fiscal period ended March 29, 2026. Total estimated capital expenditures, net of tenant allowances for fiscal year 2026 is expected to be in the range of approximately $110.0 million to $115.0 million, the largest portion of which is expected to relate to new and remodeled stores and a new distribution center.
Restricted Cash
The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of our workers’ compensation and automobile insurance obligations. At March 29, 2026 and December 28, 2025, we had $10.2 million and $9.4 million in restricted cash.
Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Three-Month Fiscal Period Ended
	March 29, 2026	March 30, 2025
Net cash provided by operating activities	$28,853	$3,710
Net cash used in investing activities	(31,594)	(15,867)
Net cash used in financing activities	(21,963)	(3,121)
Net decrease in cash, cash equivalents, and restricted cash	$(24,704)	$(15,278)
Operating Activities
Net cash provided by operating activities in the three months ended March 29, 2026 was $28.9 million, primarily resulting from our net income of $2.5 million and non-cash charges of $53.4 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $27.1 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $19.9 million decrease in accrued expenses, a $15.5 million increase in operating leases, a $7.7 million decrease in accounts payable, a $5.5 million increase in accounts receivable, and a $3.9 million increase in other assets, all partially offset by a $13.4 million decrease in inventories and a $11.7 million increase in customer deposits.
Net cash provided by operating activities in the three months ended March 30, 2025 was $3.7 million, primarily resulting from our net income of $13.1 million and non-cash charges of $36.6 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $46.0 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $15.7 million increase in inventories, a $15.4 million decrease in accounts payable, a $12.1 million increase in operating leases, a $10.0 million decrease in accrued expenses, and a $2.3 million increase in accounts receivable, all partly offset by a $6.3 million increase in customer deposits and a $3.3 million decrease in prepaid and other current assets.
Investing Activities
Net cash used in investing activities in the three months ended March 29, 2026 was $31.6 million, which consisted primarily of purchases of property and equipment associated with new store openings in the three months ended March 29, 2026 together with investments in a new distribution center and business information systems.
Net cash used in investing activities in the three months ended March 30, 2025 was $15.9 million, which consisted primarily of purchases of property and equipment associated with new store openings together with investments in business information systems.
Financing Activities
Net cash used in financing activities in the three months ended March 29, 2026 was $22.0 million, consisting of the repayment of our $350.0 million Term Loan, $5.2 million in payments of IPO costs, and $3.5 million in principal payments on financing lease obligations, all partially offset by $310.9 million in proceeds from our IPO, net of underwriting discounts, net borrowings under the Revolving Credit Facility of $25.0 million and $1.0 million in net proceeds related to the exercise of employee stock options.
Net cash used in financing activities in the three months ended March 30, 2025 was $3.1 million, primarily consisting of $2.6 million in principal payments on financing lease obligations and $0.5 million in payments related to the exercise of employee stock options.

Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of fiscal year 2026. See our 2025 Annual Report for a discussion of our contractual obligations and off-balance sheet arrangements.
Critical Accounting Estimates
Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the notes to consolidated financial statements in the Company’s 2025 Annual Report describe the critical accounting estimates and significant accounting policies used in preparing the consolidated financial statements. Actual results in these areas could differ from management’s estimates.
Recent Accounting Standards
There have been no changes in accounting standards during the first three months of fiscal year 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the Company's exposure to market risk during the first three months of fiscal year 2026. See the Company's 2025 Annual Report for a discussion of the Company's exposure to market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer, Executive Vice President and Treasurer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 29, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under the heading “Item 1A. Risk Factors” in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended March 29, 2026, 395,847 shares of our common stock have been issued upon the exercise of stock options at a weighted-average exercise price of $8.10.
No underwriters were involved in the sales of the above securities and such issuances were exempt either pursuant to Rule 701, as transactions pursuant to compensatory benefit plan, or pursuant to Rule 4(a)(2), as transactions by an issuer not involving a public offering.
Item 5. Other Information
During the fiscal quarter ended March 29, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit number	Description of exhibit
3.1
Second Restated Certificate of Incorporation of Bob’s Discount Furniture, Inc. (previously filed as Exhibit 3.1 to Form 10-K (File No. 001-43101) filed on March 18, 2026 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Bob’s Discount Furniture, Inc. (previously filed as Exhibit 3.2 to Form 10-K (File No. 001-43101) filed on March 18, 2026 and incorporated herein by reference).
4.1	Amended and Restated Stockholders Agreement (previously filed as Exhibit 4.1 to Form 10-K (File No. 001-43101) filed on March 18, 2026 and incorporated herein by reference).
10.1+
Form of Indemnification Agreement between Bob’s Discount Furniture, Inc. and each of its directors and executive officers (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.2+
Amended and Restated Employment Agreement dated January 21, 2026 by and between William G. Barton and Bob’s Discount Furniture, Inc. (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.3+
Amended and Restated Employment Agreement dated January 21, 2026 by and between Carl Lukach and Bob’s Discount Furniture, Inc. (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.4+
Bob’s Discount Furniture, Inc. 2026 Equity Incentive Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.5+
Form of Non-Statutory Stock Option Agreement under the 2026 Equity Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.6+
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2026 Equity Incentive Plan (previously filed as Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.7+
Bob’s Discount Furniture, Inc. Cash Incentive Plan (previously filed as Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.8+
Form of Termination Agreement among Bob’s Discount Furniture, Inc., BDF Acquisition Corp. and Bain Capital Private Equity, LP (previously filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-292627) filed on January 26, 2026 and incorporated herein by reference)

10.9
Joinder Agreement and Amendment No. 10 to Revolving Credit Agreement, dated April 29, 2026 among BDF Acquisition Corp., the lending institutions from time to time party thereto, Royal Bank of Canada, as administrative agent, and the other parties party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-43101) filed on April 30, 2026 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
_________________
+    Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bob’s Discount Furniture, Inc.

Dated:	May 7, 2026	By:	/s/ William G. Barton
		Name:	William G. Barton
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2026	By:	/s/ Carl Lukach
		Name:	Carl Lukach
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)