Form 10-Q
period 2026-06-28
Bob's Discount Furniture, Inc.
filed 2026-08-06
CIK 2085187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 130,687,076 shares of common stock outstanding as of August 4, 2026.

Cautionary Note Regarding Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2026 (this “Quarterly Report”) contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can generally be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements concerning: plans to open new stores, expand into new regions and increase market share; our ability to manage supplier relationships; new store unit economics and new store growth as a driver of net revenue growth; the impact and future applicability of tariffs on our imported products and the potential recovery of tariffs previously paid; expected future selling, general and administrative expenses and capital expenditures; and plans to increase brand awareness and increase comparable sales.

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

Part I - Financial Information
Item 1. Financial Statements

Bob’s Discount Furniture, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share amounts)

	June 28, 2026	December 28, 2025
Assets
Current assets
Cash and cash equivalents	$32,022	$53,202
Restricted cash	10,175	9,412
Accounts receivable	27,065	17,590
Inventories	345,853	350,284
Tariff refunds receivable	41,908	—
Prepaids and other current assets	47,974	40,871
Total current assets	504,997	471,359
Property and equipment, net	386,867	328,827
Operating lease right-of-use assets	661,362	641,529
Intangible assets	179,100	179,100
Goodwill	181,699	181,699
Deferred offering costs	—	3,981
Other assets	9,592	5,260
Total assets	$1,923,617	$1,811,755
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$279,131	$260,610
Self-insurance reserves	30,061	27,959
Accrued expenses	52,947	66,211
Customer deposits	80,387	70,740
Current portion of Term Loan	—	1,750
Finance lease liabilities, current portion	14,158	15,201
Operating lease liabilities, current portion	106,446	100,563
Total current liabilities	563,130	543,034
Term Loan	—	337,430
Finance lease liabilities, noncurrent portion	72,043	44,254
Operating lease liabilities, noncurrent portion	701,052	678,800
Deferred income taxes	46,774	43,306
Other long-term liabilities	9,446	1,011
Total long-term liabilities	829,315	1,104,801
Total liabilities	1,392,445	1,647,835
Commitments and Contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 28, 2026; $0.01 par value, 50,000 shares authorized, no shares issued or outstanding at December 28, 2025	—	—
Common stock, $0.0001 par value, 445,000,000 shares authorized, 130,685,807 shares issued and outstanding at June 28, 2026; $0.0001 par value, 300,000,000 shares authorized, 119,777,765 shares issued and 110,530,029 outstanding at December 28, 2025	13	11
Additional paid-in capital	439,441	199,796
Treasury stock shares, at cost, — and 9,247,736 shares at June 28, 2026 and December 28, 2025, respectively	—	(67,336)
Retained earnings	91,718	31,449
Total stockholders' equity	531,172	163,920
Total liabilities and stockholders' equity	$1,923,617	$1,811,755
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands, except per share amounts)

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues	$619,570	$569,529	$1,197,666	$1,102,293
Cost of sales	300,509	305,188	622,095	601,309
Gross profit	319,061	264,341	575,571	500,984
Operating expenses (income)
Selling, general, and administrative	234,993	214,961	470,140	430,606
Pre-opening expenses	5,533	5,384	10,273	8,369
Net loss (gain) on disposal of fixed assets	44	(157)	44	(136)
Restructuring charges	—	—	—	292
Insurance recoveries	—	(4,497)	(667)	(4,497)
Total operating expenses	240,570	215,691	479,790	434,634
Operating income	78,491	48,650	95,781	66,350
Other (income) expense
Interest expense	1,888	1,221	17,192	2,124
Interest income	(1,616)	(263)	(1,813)	(663)
Other income, net	(1,331)	(49)	(1,331)	(623)
Total other (income) expense, net	(1,059)	909	14,048	838
Income before taxes	79,550	47,741	81,733	65,512
Income tax expense	21,753	12,531	21,419	17,157
Net income and comprehensive income	$57,797	$35,210	$60,314	$48,355
Basic net income per share	$0.44	$0.32	$0.48	$0.44
Diluted net income per share	$0.43	$0.31	$0.46	$0.43
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited, amounts in thousands, except share amounts)

Three-Month Fiscal Period Ended June 28, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at March 29, 2026	130,502,007	$13	$438,294	—	$—	$33,921	$472,228
Common stock issued under management incentive plan	183,800	—	308	—	—	—	308
Stock-based compensation expense	—	—	839	—	—	—	839
Net income	—	—	—	—	—	57,797	57,797
Balances at June 28, 2026	130,685,807	$13	$439,441	—	$—	$91,718	$531,172

Three-Month Fiscal Period Ended June 29, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at March 30, 2025	109,960,132	$11	$227,950	9,012,577	$(65,071)	$314,829	$477,719
Common stock issued under management incentive plan	445,972	—	2,210	—	—	—	2,210
Repurchases of common stock	(98,974)	—	—	98,974	(953)	—	(953)
Stock-based compensation expense	—	—	931	—	—	—	931
Net income	—	—	—	—	—	35,210	35,210
Balances at June 29, 2025	110,307,130	$11	$231,091	9,111,551	$(66,024)	$350,039	$515,117

See accompanying notes to condensed consolidated financial statements.

Bob's Discount Furniture, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (cont.)
(Unaudited, amounts in thousands, except share amounts)

Six-Month Fiscal Period Ended June 28, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 28, 2025	110,530,029	$11	$199,796	9,247,736	$(67,336)	$31,449	$163,920
Common stock issued under management incentive plan	714,590	1	1,322	—	—	—	1,323
Issuance of common stock upon initial public offering, net of underwriter discounts and offering expenses	19,450,000	2	304,173	—	—	—	304,175
Repurchases of common stock	(8,725)	—	—	8,725	(69)	—	(69)
Retirement of treasury stock	—	(1)	(67,404)	(9,256,461)	67,405	—	—
Stock-based compensation expense	—	—	1,554	—	—	—	1,554
Payment for fractional shares	(87)	—	—	—	—	(45)	(45)
Net income	—	—	—	—	—	60,314	60,314
Balances at June 28, 2026	130,685,807	$13	$439,441	—	$—	$91,718	$531,172

Six-Month Fiscal Period Ended June 29, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 29, 2024	109,872,523	$11	$225,886	8,831,043	$(63,351)	$301,684	$464,230
Common stock issued under management incentive plan	715,115	—	3,383	—	—	—	3,383
Repurchases of common stock	(280,508)	—	—	280,508	(2,673)	—	(2,673)
Stock-based compensation expense	—	—	1,822	—	—	—	1,822
Net income	—	—	—	—	—	48,355	48,355
Balances at June 29, 2025	110,307,130	$11	$231,091	9,111,551	$(66,024)	$350,039	$515,117
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six-Month Fiscal Period Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities
Net income	$60,314	$48,355
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	1,554	1,822
Transaction losses	1,321	1,443
Depreciation and amortization	38,297	34,065
Non-cash interest expense	10,880	44
Loss (gain) on disposal of fixed assets	44	(136)
Non-cash lease costs	36,358	37,111
Deferred income taxes	3,469	(823)
Change in reserve for product warranties	(200)	650
Changes in operating assets and liabilities
Accounts receivable	(10,796)	(2,227)
Inventories	4,431	(14,803)
Tariff refunds receivable	(41,908)	—
Prepaids and other current assets	(7,103)	(3,313)
Other assets	(4,392)	27
Accounts payable	21,814	(41,820)
Accrued expenses	(10,893)	(7,225)
Customer deposits	9,647	7,280
Operating leases	(28,056)	(24,285)
Other long-term liabilities	8,365	—
Net cash provided by operating activities	93,146	36,165
Cash flows from investing activities
Purchase of property and equipment	(59,904)	(37,979)
Net cash used in investing activities	(59,904)	(37,979)
Cash flows from financing activities
Principal payments on Term Loan	(350,000)	—
Proceeds from Line of Credit	122,000	3,000
Principal payments on Line of Credit	(122,000)	(3,000)
Principal payments on financing lease obligations	(10,551)	(5,487)
Net proceeds related to exercise of employee stock options	1,304	1,419
Payments for the acquisition of treasury stock	(50)	(709)
Proceeds from issuance of common stock, net of underwriter discounts	310,915	—
Payments for fractional shares	(45)	—
Payments of initial public offering costs	(5,232)	—
Net cash used in financing activities	(53,659)	(4,777)
Net decrease in cash, cash equivalents, and restricted cash	(20,417)	(6,591)
Cash, cash equivalents, and restricted cash beginning of period	62,614	80,558
Cash, cash equivalents, and restricted cash end of period	$42,197	$73,967

Supplemental disclosure of cash flow data
Cash paid for interest	$4,741	$1,155
Supplemental disclosure of noncash investing and financing activities
Assets acquired under financing leases	$37,133	$22,441
Purchase of property and equipment included in accounts payable	18,404	8,966
Employees cashless exercising of stock options	19	1,964
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
 1.    Nature of Business
Bob’s Discount Furniture, Inc. is a Delaware corporation and omni-channel retailer of quality home furnishings offering a wide variety of merchandise assortments across several categories including upholstery, case goods, bedding and other. This assortment of merchandise can be purchased through both retail and eCommerce sales channels. As used in these Condensed Consolidated Financial Statements, “the Company” refers to Bob's Discount Furniture, Inc. and its subsidiaries. At June 28, 2026, the Company operated 218 stores in 27 states across the United States.
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
 2.    Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts and those of the Company's wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.
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
The Company's fiscal quarters follow a 13-week convention (“three-month fiscal period”), with each quarter ending on a Sunday. The second quarters for 2026 and 2025 ended on June 28, 2026 and June 29, 2025, respectively.
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
Tariff Refunds
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized, and subsequent legal proceedings have directed U.S. Customs and Border Protection (“CBP”) to process refunds of such tariffs. The Company evaluates potential tariff refunds as gain contingencies. Accordingly, no amounts are recognized in the condensed consolidated financial statements until the refund becomes realized or realizable, which the Company defines as the earlier of CBP approval of the refund claim or receipt of cash. When recognized, tariff refunds will be recorded as a reduction of cost of sales for inventory previously sold or as a reduction to inventory for products remaining on hand. The portion of refunds received that represent interest will be recorded as interest income. During the three and six-month fiscal periods ended June 28, 2026, the Company received approval from the CBP for $45.1 million in IEEPA tariff refund claims. Of this amount, the Company recognized $37.9 million of tariff refunds for claims as a reduction of costs of sales related to inventory previously sold and $1.5 million in interest income on the Company's condensed consolidated statement of operations and comprehensive income and $5.7 million as a reduction to inventory on the Company's condensed consolidated balance sheet. At June 28, 2026, the Company had a receivable of $41.9 million associated with these tariff refund claims included in tariff refunds receivable on the Company's condensed consolidated balance sheet, which was received subsequent to fiscal quarter end.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
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
 3.    Long-Term Debt
Long-term debt obligations are summarized as follows:

(in thousands)	June 28, 2026	December 28, 2025
Revolving Credit Facility	$—	$—
Term Loan	—	350,000
Total long-term debt at par value	—	350,000
Less: Current portion of long-term debt	—	(1,750)
Less: Unamortized original issue discount	—	(10,820)
Total long-term debt	$—	$337,430
Term Loan
On October 31, 2025, the Company entered into a $350.0 million Term Loan (the “Term Loan”) having a maturity date of October 31, 2032 and bearing interest of 4.0% plus the Secured Overnight Financing Rate (“SOFR”), with a SOFR floor of 0%. Contracted payments were 1% of the Term Loan annually, with 0.25% paid quarterly beginning in June 2026.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
The Company was required to prepay the Term Loan with any proceeds received from an IPO of the Company’s common shares. In the six-month fiscal period ended June 28, 2026, the Company repaid the Term Loan using net proceeds from the IPO completed in February 2026, cash on hand and borrowings under the Revolving Credit Facility. Refer to “Note 1, Nature of Business” for further information on the IPO.
Debt Issuance Costs
In connection with the Term Loan, the Company incurred $11.0 million of financing costs, which were deferred as a reduction to the carrying value of the long-term debt obligation. The amounts deferred were amortized over the life of the Term Loan using the effective interest method and recognized as interest expense in the Company’s condensed consolidated statements of operations and comprehensive income. In connection with the repayment of the Term Loan, the Company recognized an acceleration of amortization of debt issuance costs of $10.7 million in the six-month fiscal period ended June 28, 2026.
Asset Based Revolving Credit Facility
In the three-month fiscal period ended June 28, 2026, the Company amended its Asset Based Revolving Credit Facility (“Revolving Credit Facility”), increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031. The availability of credit at any given time is constrained by the terms and conditions of the facility, including the amount of collateral available and a borrowing base formula based on several factors including the value of eligible qualified cash, accounts receivable and inventory. In connection with the Revolving Credit Facility, the Company has entered into a letter of credit of $0.6 million issued on the Company's behalf by a financial institution related to the guarantee of future payment on certain lease agreements. Borrowing capacity under the Revolving Credit Facility was $144.6 million and $124.4 million at June 28, 2026 and December 28, 2025, respectively. In connection with the amendment, the Company incurred $0.6 million in financing costs that will be amortized over the term of the Revolving Credit Facility using the effective interest method. Amortization of debt issuance costs associated with the Revolving Credit Facility was not material for the three and six-month fiscal periods ended June 28, 2026 and June 29, 2025.
 4.    Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at June 28, 2026, and December 28, 2025.

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Asset (Liability)
Money market funds	$1,083	$—	$—	$1,083
Balance at June 28, 2026	$1,083	$—	$—	$1,083

Asset (Liability)
Money market funds	$31,792	$—	$—	$31,792
Balance at December 28, 2025	$31,792	$—	$—	$31,792
There were no Level 3-classified assets or liabilities at June 28, 2026 or December 28, 2025.
The Company did not record any impairment charges or expected credit losses on assets required to be measured at fair value on a non-recurring basis during the three and six-month fiscal periods ended June 28, 2026 and June 29, 2025.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
 5.    Related Party Transactions
Leases
The Company had no related party lease activity in the six-month fiscal period ended June 28, 2026. In the three and six-month fiscal periods ended June 29, 2025, the Company leased four retail stores from limited liability companies of which Mr. Bob Kaufman, the Company's founder and a member of the Board of Directors from 2014 until his resignation in December 2025, maintained ownership. Total rent expense associated with these related parties was $0.7 million and $1.3 million for the three and six-month fiscal periods ended June 29, 2025, respectively.
Management Fees
Upon consummation of the Company’s IPO, the Company's advisory agreement with Bain Capital terminated. In connection with the termination, the Company recognized a fee of $2.0 million in the six-month fiscal period ended June 28, 2026. In the three and six-month fiscal periods ended June 29, 2025, the Company recognized management fees and expense reimbursement to entities affiliated with Bain Capital in connection with the advisory agreement totaling $0.5 million and $1.0 million, respectively. The termination and management fees are classified as selling, general and administrative ("SG&A") expenses in the Company's condensed consolidated statements of operations and comprehensive income.
Customer Service Fees
The Company recognized fees for the outsourcing of customer service assistance to an entity affiliated with Bain Capital totaling $1.9 million and $2.0 million for the three-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively, and $3.8 million and $3.9 million for the six-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively. These fees are classified as SG&A in the Company's condensed consolidated statements of operations and comprehensive income. The Company had amounts owed associated with these fees of $0.6 million as of both June 28, 2026 and December 28, 2025, which were included in accounts payable on the Company's condensed consolidated balance sheet.
 6.    Product Warranties
Product Warranties
The following table summarizes the Company's activity for product warranty obligations:

	Six-Month Fiscal Period Ended
(in thousands)	June 28, 2026	June 29, 2025
Product warranties beginning balance	$7,495	$6,783
Accruals for warranties issued	9,122	9,139
Settlements (in cash or in-kind)	(11,012)	(9,216)
Change in reserve estimate	1,690	727
Product warranties ending balance	7,295	7,433
Less: Current portion of warranties	(6,214)	(6,494)
Total long-term warranties	$1,081	$939
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
At June 28, 2026, the Company had 19 non-cancellable leases for retail stores and one non-cancellable lease for a regional distribution center of which none had commenced. The initial terms of these leases range from ten to fifteen years

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
with options to extend for up to an additional twenty years. Upon lease commencement, the ROU asset and lease liability will be determined and recognized in the Company's condensed consolidated balance sheets. Lease liabilities at June 28, 2026 exclude undiscounted future lease payments of approximately $258.6 million associated with these leases.
The following table summarizes finance and operating lease assets and liabilities recognized in the Company's condensed consolidated balance sheets at June 28, 2026, and December 28, 2025:

(in thousands)	Classification	June 28, 2026	December 28, 2025
Assets
Finance leases	Property and equipment, net	$79,217	$48,755
Operating leases	Operating lease right-of-use assets	661,362	641,529
Total lease assets		$740,579	$690,284

Liabilities
Current
Finance leases	Finance lease liabilities, current portion	$14,158	$15,201
Operating leases	Operating lease liabilities, current portion	106,446	100,563
Noncurrent
Finance leases	Finance lease liabilities, noncurrent portion	72,043	44,254
Operating leases	Operating lease liabilities, noncurrent portion	701,052	678,800
Total lease liabilities		$893,699	$838,818
The following table summarizes lease expense recognized in the Company's condensed consolidated statements of operations and comprehensive income for the three and six-month fiscal periods ended June 28, 2026 and June 29, 2025:

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
(in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease cost
Fixed	$38,348	$33,827	$75,673	$66,842
Variable	162	186	343	335
Finance lease cost
Amortization of assets	3,693	3,134	6,834	5,499
Interest on lease liabilities	1,242	854	2,117	1,432
Short-term lease cost	434	551	1,250	776
Total lease expense	$43,879	$38,552	$86,217	$74,884
Supplemental cash flow information related to leases is as follows:

	Six-Month Fiscal Period Ended
(in thousands)	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$80,539	$72,208
Operating cash flows from finance leases	2,117	1,432
Financing cash flows from finance leases	10,551	5,487
Right-of-use assets obtained in exchange for lease obligations
Finance leases	37,133	22,441
Operating leases	56,191	63,999

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
The weighted average remaining lease term and weighted average discount rate for finance and operating leases at June 28, 2026, and June 29, 2025, were:

	June 28, 2026	June 29, 2025
Weighted average remaining lease term (in years)
Finance leases	5.5	4.8
Operating leases	7.5	7.0
Weighted average discount rate
Finance leases	6.1%	5.8%
Operating leases	8.6%	8.8%
The following table summarizes the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable leases with terms of more than one year that are recognized in the Company's condensed consolidated balance sheet at June 28, 2026:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$85,108	$9,869
2027	170,738	19,220
2028	162,187	17,579
2029	144,373	16,543
2030	125,927	15,856
2031	105,056	8,877
Thereafter	308,989	14,297
Total undiscounted future minimum	$1,102,378	$102,241
Less: Amount representing interest	294,880	16,040
Total present value of lease obligations	$807,498	$86,201
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

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
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
Letters of Credit
The Company has entered into a letter of credit issued on the Company's behalf by a financial institution related to the guarantee of collateral for our workers' compensation and automobile liability insurance contracts. There was $10.2 million and $9.4 million of outstanding letters of credit at June 28, 2026 and December 28, 2025, respectively, related to these insurance programs, which were included in restricted cash on the Company's condensed consolidated balance sheets.
 9.    Net Income Per Share
Basic and diluted net income per share were as follows:

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
(in thousands, except share and per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$57,797	$35,210	$60,314	$48,355

Weighted-Average Shares Outstanding
Weighted average number of shares outstanding	130,634,309	110,082,310	126,431,362	109,988,747
Dilutive effect of stock options	5,006,644	2,681,150	5,443,297	2,695,373
Diluted weighted-average number of shares outstanding	135,640,953	112,763,460	131,874,659	112,684,120

Net Income Per Share
Basic net income per share	$0.44	$0.32	$0.48	$0.44
Diluted net income per share	$0.43	$0.31	$0.46	$0.43
In the three-month fiscal periods ended June 28, 2026 and June 29, 2025, 485,795 and 1,678,486 stock-based awards, respectively, were excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive. In the six-month fiscal periods ended June 28, 2026 and June 29, 2025, 397,236 and 1,684,288 stock-based awards, respectively, were excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
 10.    Revenue and Segment Information
The following table details revenue by source and significant segment expenses for the Company's one reportable segment:

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
(in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Retail	$512,228	$483,023	$996,670	$933,268
eCommerce	107,342	86,506	200,996	169,025
Net revenues	619,570	569,529	1,197,666	1,102,293
Less: Significant and other segment expenses
Cost of sales(1)	296,224	301,414	614,076	593,945
Depreciation and amortization	19,682	17,307	38,297	34,065
Store and corporate expenses	182,383	170,353	362,905	338,347
Advertising expenses	37,289	32,103	75,546	64,902
Pre-opening expenses(2)	3,931	2,985	6,835	4,780
Other segment items(3)	1,570	(3,283)	4,226	(96)
Interest expense(4)	1,888	1,221	17,192	2,124
Interest income	(1,616)	(263)	(1,813)	(663)
Other income, net	(1,331)	(49)	(1,331)	(623)
Income tax expense	21,753	12,531	21,419	17,157
Net income	$57,797	$35,210	$60,314	$48,355
______________
(1)Cost of sales excludes depreciation and amortization of $4.3 million and $3.8 million for the three-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively, and $8.0 million and $7.4 million for the six-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively.
(2) Pre-opening expenses exclude advertising expenses of $1.6 million and $2.4 million for the three-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively, and $3.4 million and $3.6 million for the six-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively.
(3)Other segment items include loss (gain) on disposal of fixed assets, restructuring charges, insurance recoveries, stock-based compensation expense, and other items.
(4)Interest expense in the six-month fiscal period ended June 28, 2026 includes an acceleration of amortization of debt issuance costs of $10.7 million in connection with the repayment of the $350.0 million Term Loan.
Contract Liabilities
The Company defers revenue when cash payments are received in advance of performance for unsatisfied gift cards and customer deposit obligations. Gift card liabilities included in accrued expenses in the Company's condensed consolidated balance sheets were $7.3 million and $7.5 million at June 28, 2026 and December 28, 2025, respectively. Customer deposit liabilities were $80.4 million and $70.7 million at June 28, 2026 and December 28, 2025, respectively. The Company believes the majority of the contract liabilities outstanding at June 28, 2026 will be recognized as revenue within fiscal year 2026 as the performance obligations are satisfied.
The Company recognizes gift card and customer deposit breakage proportional to historical gift card and customer deposit redemption rates. Gift card and customer deposit breakage recognized as revenue were $0.4 million in both the three-month fiscal periods ended June 28, 2026 and June 29, 2025 and $0.9 million and $0.8 million in the six-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively.
 11.    Stock-based Compensation
Stock Compensation Expense
The Company recognized stock-based compensation expense of $0.8 million and $0.9 million in the three-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively, and $1.6 million and $1.8 million in the six-month fiscal periods ended June 28, 2026 and June 29, 2025, respectively. On June 28, 2026, the total unrecognized compensation cost related to non-vested service-based stock awards granted under the Company’s equity incentive plan was $8.5 million which will be recognized over a weighted average period of 3.2 years.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
Stock Options Outstanding
The following table summarizes the stock option activity under the Company’s 2026 Equity Incentive Plan for the six-month fiscal period ended June 28, 2026:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2025	7,938,157	$2.93
Granted	407,980	$18.24
Forfeited or expired	(52,229)	$5.69
Exercised	(745,586)	$2.25
Outstanding at June 28, 2026	7,548,322	$3.81	5.48	$94,479
Exercisable at June 28, 2026	5,592,838	$2.41	4.61	$77,006
Options expected to vest at June 28, 2026	1,955,484	$7.80	7.97	$17,473
The aggregate intrinsic value of stock options vested during the six-month fiscal periods ended June 28, 2026 and June 29, 2025 was $7.1 million, and $1.6 million, respectively. The aggregate intrinsic value of the options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The tax benefit for stock option exercises recognized during three-month fiscal periods ended June 28, 2026 and June 29, 2025 was $0.4 million and $0.6 million, respectively, and during the six-month fiscal periods ended June 28, 2026 and June 29, 2025 was $1.6 million and $1.0 million, respectively.
Fair Value
The following table summarizes the weighted-average grant date fair value of stock options granted during the period and the assumptions that were used in determining the grant date fair value of each award granted:

Six-Month Fiscal Period Ended
	June 28, 2026	June 29, 2025
Weighted-average grant date fair value per stock option	$9.18	$3.94
Risk-free interest rate	3.75% - 4.08%	3.69% - 4.24%
Expected stock price volatility	45.66% - 45.93%	40.00% - 45.00%
Average expected life (in years)	6.3 - 6.5	4.5 - 6.5
Dividend yield	—%	—%
 12.    Income Taxes
The following table summarizes the effective income tax rate for the three and six-month fiscal periods ended June 28, 2026 and June 29, 2025:

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Effective Income Tax Rate	27.3%	26.2%	26.2%	26.2%
The effective income tax rate represents the combined federal and state tax effects attributable to pre-tax earnings for the period. The effective income tax rate for the three-month fiscal period ended June 28, 2026 increased when compared to the corresponding rate in the prior year period, primarily driven by higher state tax costs and an increase in non-deductible executive compensation expense resulting from the Company's transition to a publicly traded company in 2026 and the application of the executive compensation deduction limitations under applicable U.S. tax laws.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six-Month Fiscal Periods Ended June 28, 2026 and June 29, 2025
(Unaudited)
The effective income tax rate for the six-month fiscal period ended June 28, 2026 remained flat when compared to the corresponding rate in the prior year period, primarily driven by an increase in state tax costs and an increase non-deductible executive compensation as discussed above, offset by a larger excess tax benefit from stock-based compensation and an increase in research and development tax credits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This is intended to allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q and in the audited consolidated financial statements and thereto as of and for the year ended December 28, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report. Some of the information included in MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” sections included in our 2025 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Bob’s Discount Furniture is a rapidly growing, nationally proven omnichannel retailer of value home furnishings with 218 showrooms as of June 28, 2026 across 27 U.S. states. We offer quality, stylish products at everyday low prices below our value-oriented furniture competitors’ lowest promoted prices. Our value proposition is made possible by our curated merchandising strategy, with SKU counts approximately one-third narrower than value-oriented furniture competitors, longstanding sourcing relationships and efficient supply chains.
Our showrooms provide a convenient and fun shopping experience, supported by our trained, tech-enabled guest experience specialists. Our omnichannel capabilities allow customers to shop in-store, online, over the phone and via our mobile app. We leverage efficient fulfillment services to ensure most purchases can be delivered in as few as three days.
We have a proven, profitable and portable store model that has produced consistent financial returns across vintages, geographic regions and population densities. Nearly all of our stores were profitable on a four-wall basis in fiscal year 2025 and we expect new stores to achieve average unit volumes (“AUVs”) of $9.0 million, cash-on-cash returns exceeding 80% by their fifth year of operation, with returns exceeding 60% by year two and a payback period of approximately two years. We believe our business model and new store unit economics, plus the expansive and fragmented home furnishings industry, provides us with an opportunity to expand our store base in both existing and new geographies to over 500 stores by 2035. Our ability to open profitable new stores depends on multiple factors, including our ability to identify suitable markets and sites, negotiate leases with acceptable terms, support new locations with qualified managers and achieve brand awareness in new markets. For further information see “Item 1A. Risk Factors—Risks Related to Our Business” in our 2025 Annual Report.
During the second quarter of fiscal year 2026, we continued to make progress to support our key long-term growth strategies. Accomplishments within the quarter include the following:
•amending our Asset Based Revolving Credit Facility (“Revolving Credit Facility”) increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031;
•opening four new stores and expanding our footprint into South Carolina, our 27th state; and
•delivering comparable sales growth of 2.3% through increases in average order value (“AOV”) and conversion.
Tariffs
In early 2025, the U.S. Government began imposing significant new or increased tariffs on goods imported into the U.S. from numerous countries from which the Company sources merchandise. The global trade environment remains fluid and highly uncertain in 2026. The U.S. Government imposes a 25% tariff on imports of certain upholstered wooden furniture, which is scheduled to increase to 30% on January 1, 2027.
In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. Government exceeded its statutory authority, thereby invalidating many, but not all, of such tariffs. The U.S. presidential administration has indicated that it may seek to reinstate all or a portion of these tariffs under alternative legal authorities or mechanisms. These rulings have also introduced uncertainty regarding the timing and ultimate realization of potential refunds of tariffs previously paid, although U.S. Customs and Border Protection (“CBP”) has established a process to administer such refund claims. During the second quarter of fiscal year 2026, the Company received approval from the CBP for $45.1 million in

International Emergency Economic Powers Act (“IEEPA”) tariff refund claims. Of this amount, we recognized $37.9 million of tariff refund claims related to inventory previously sold, which reduced costs of sales and favorably impacted gross profit for the period. Additionally, we recognized $1.5 million of related interest income, and a $5.7 million reduction to inventory related to tariff refund claims attributable to inventory on hand at quarter end. At June 28, 2026, we had a receivable of $41.9 million associated with these tariff refund claims, which was received subsequent to fiscal quarter end. The tariff refunds and related interest income recognized during the fiscal quarter materially affected the comparability of our results of operations relative to prior periods and are not indicative of future period results.
In April 2026, the President issued a proclamation that reduced the tariff rate on steel and aluminum derivative products from 50% to 25%, while modifying the duty application from applying only the metal content in metal-containing products to applying the duty to the full customs value of the imported product. The proclamation excluded certain products, including the Company's covered products from the Section 232 steel and aluminum duties; as a result, the Company's affected products became subject to the temporary 10% surcharge imposed under Section 122. Effective July 24, 2026, the Section 122 temporary surcharge expired and affected products are now subject to tariffs under Section 301 at rates generally ranging from 10% to 12.5%, depending on country of origin. We will continue to monitor developments related to trade policy, tariffs and tariff refund claims, evaluate their impact on the Company and make appropriate sourcing, pricing and other operational decisions as appropriate to manage the potential impact on our financial condition, results of operations and cash flows.
Geopolitical Events
Since late February 2026, the conflict in Iran has resulted in heightened volatility in fuel prices and geopolitical uncertainty. Geopolitical events, increased fuel prices and geopolitical uncertainty, including changes in U.S. tariff policy, has in the past resulted in supply chain disruptions, increased costs and impacts on consumer spending. Such events could materially increase the cost and reduce or delay the supply of our products and impacted discretionary consumer spending, which may adversely affect our business, financial condition, results of operations, liquidity and stock price. See “Item 1A. Risk Factors” in our 2025 Annual Report, including the risk factor titled “Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures, including inflation, and other business factors on discretionary consumer spending and consumer preferences.” We will continue to monitor developments in, and the impacts of, such conflicts and geopolitical events and uncertainties and evaluate their impact on the Company, and make appropriate sourcing and pricing decisions in an effort to minimize any impacts on our financial condition and results of operations.
How We Assess the Performance of Our Business
We consider a variety of performance and financial measures in assessing the performance of our business. In addition to our results determined in accordance with U.S. GAAP, we regularly review key performance indicators (“KPIs”) and certain non-GAAP financial measures, including adjusted gross profit, adjusted net income and adjusted earnings before interest, tax expense/(benefit), depreciation and amortization (“adjusted EBITDA”), to evaluate our business, measure our performance, identify trends in our business, prepare projections and make strategic decisions. We believe that these non-GAAP financial measures and KPIs are useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of non-recurring items. The non-GAAP financial measures and KPIs presented herein are specific to us and may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating them. The key measures we use to determine how our business is performing are: net revenues, gross profit and gross margin, SG&A, operating income, net income, comparable sales growth, number of new stores, number of stores, adjusted gross profit, adjusted net income and adjusted EBITDA.
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
Operating Income
Operating income is gross profit less SG&A expenses, pre-opening expenses, loss (gain) on disposal of fixed assets, impairment of long-lived assets, restructuring charges and insurance recoveries. Operating income excludes interest income or expense, and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.
Net Income
Net income is operating income less other expense, net, and income tax expense.
Key Performance Indicators and Non-GAAP Financial Measures

Comparable Sales Growth
Comparable sales growth measures performance during the current reporting period against the performance of the comparable store sales and of the eCommerce sales in the corresponding period of the previous fiscal year. Comparable store sales consist of revenues from our stores beginning on the first day of the 14th full fiscal month following the store’s opening, which is when we believe comparability is achieved. eCommerce sales consist of revenues from online purchases during the current reporting period. Any change in the square footage of an existing comparable store, including for remodels and relocations within the same primary trade area of the existing store being relocated, does not eliminate that store from inclusion in the calculation of comparable store sales.
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
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit is defined as gross profit less items that are not indicative of ongoing business operations and performance, including refunds related to duties previously paid under IEEPA. Adjusted gross margin is defined as adjusted gross profit as a percentage of net revenues. We believe that excluding items from gross profit and gross margin that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and is useful for analyzing trends in our business.
Adjusted Net Income and Adjusted EBITDA
Adjusted net income is defined as net income less items that are not indicative of the operating performance of the business, including, but not limited to, IEEPA tariff refunds and related interest income, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains on sale of Connecticut income tax credits, gains and losses on disposal of fixed assets, impairment of long-lived assets, senior executive termination benefits, management fee and other expenses and income not indicative of ongoing business operations and performance.
We define EBITDA as net income before interest expense, interest income, income tax expense/(benefit), and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA as further adjusted for items that are not indicative of the operating performance of the business, including but not limited to, stock-based compensation expense, IEEPA tariff refunds, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains on sale of Connecticut income tax credits, gains and losses on disposal of fixed assets, impairment of long lived assets, senior executive termination benefits, management fee and other expenses or income not indicative of ongoing business operations and performance.
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

(in thousands)	Three-Month Fiscal Period Ended
	June 28, 2026		June 29, 2025		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$619,570	100.0%	$569,529	100.0%	$50,041	8.8%
Cost of sales	300,509	48.5%	305,188	53.6%	(4,679)	(1.5)%
Gross profit	319,061	51.5%	264,341	46.4%	54,720	20.7%
Selling, general, and administrative	234,993	37.9%	214,961	37.7%	20,032	9.3%
Pre-opening expenses	5,533	0.9%	5,384	1.0%	149	2.8%
Net loss (gain) on disposal of fixed assets	44	—%	(157)	—%	201	NM
Insurance recoveries	—	—%	(4,497)	(0.8)%	(4,497)	(100.0)%
Total operating expenses	240,570	38.8%	215,691	37.9%	24,879	11.5%
Operating income	78,491	12.7%	48,650	8.5%	29,841	61.3%
Interest expense	1,888	0.3%	1,221	0.2%	667	54.6%
Interest income	(1,616)	(0.2)%	(263)	(0.1)%	1,353	NM
Other income, net	(1,331)	(0.2)%	(49)	—%	1,282	NM
Total other (income) expense, net	(1,059)	(0.1)%	909	0.1%	(1,968)	NM
Income before taxes	79,550	12.8%	47,741	8.4%	31,809	66.6%
Income tax expense	21,753	3.5%	12,531	2.2%	9,222	73.6%
Net income and comprehensive income	$57,797	9.3%	$35,210	6.2%	22,587	64.1%
__________________
(1)NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)
	Three-Month Fiscal Period Ended
	June 28, 2026		June 29, 2025		Increase (Decrease)
(in thousands, except percentages and number of stores)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted gross profit(2)	$281,198	45.4%	$264,341	46.4%	$16,857	6.4%
Adjusted net income(2)	27,799	4.5%	32,207	5.7%	(4,408)	(13.7)%
Adjusted EBITDA(2)	60,761	9.8%	62,834	11.0%	(2,073)	(3.3)%
Comparable sales growth	2.3%		10.5%
Number of new stores opened	4		5
Number of stores at period end	218		198
__________________
(1)Our KPIs are discussed and defined in the section titled "—Key Performance Indicators and Non-GAAP Financial Measures."
(2)Adjusted gross profit, adjusted net income and adjusted EBITDA are non-GAAP financial measures. Refer to "—Reconciliation of Non-GAAP Financial Measures" for reconciliation to the most comparable GAAP financial measures.
Comparison of the three-month fiscal periods ended June 28, 2026 and June 29, 2025
Net Revenues
Net revenues increased $50.0 million or 8.8%, in the three months ended June 28, 2026 compared to the corresponding prior year period. Our retail channel increased $29.2 million, or 6.0%, and our eCommerce channel increased $20.8 million, or 24.1% for the three months ended June 28, 2026 compared to the corresponding prior year period. The increase in total net revenues was primarily due to non-comparable sales of $41.0 million and comparable sales growth.
Comparable sales increased 2.3% in the three months ended June 28, 2026, predominately driven by increases in AOV and higher conversion, partially offset by lower in-store traffic.
Gross Profit and Gross Margin
Gross profit increased $54.7 million or 20.7% in the three months ended June 28, 2026 compared to the corresponding prior year period. This increase was primarily driven by $37.9 million in IEEPA tariff refunds and the impact of higher net revenues, partially offset by higher freight costs. Our results in the corresponding prior year benefited from unusually favorable freight rates.
Gross margin increased to 51.5% in the three months ended June 28, 2026, which is inclusive of $37.9 million in IEEPA tariff refunds discussed above. Excluding the tariff refunds, adjusted gross margin was 45.4% compared to 46.4% in the corresponding prior year period. The decrease was primarily due to higher freight costs as discussed above, partially offset by favorable product mix shift into the “Better” product category and, to a lesser extent, the “Best” product category relative to historical levels, as well as higher protection plan and delivery margins.
Selling, General and Administrative Expenses
SG&A increased $20.0 million or 9.3% in the three months ended June 28, 2026 compared to the corresponding prior year period, primarily due to increases in payroll-related expenses of $5.6 million related to new store growth, higher occupancy costs of approximately $5.4 million related to new stores and increases in rent in existing stores, and growth in marketing spend of $6.0 million.
SG&A as a percentage of revenue of 37.9% in the three months ended June 28, 2026 increased slightly compared to 37.7% in the corresponding prior year period. The increase was primarily driven by incremental marketing and occupancy expense associated with new store growth, particularly greenfield expansion, and was partially offset by efficiencies at existing stores.
Insurance Recoveries
The Company did not recognize any insurance recoveries in the second quarter of fiscal year 2026. In the three months ended June 29, 2025, we received $4.5 million in insurance recoveries for lost profits associated with an information technology system outage and the related interruption of our business that occurred at the end of September 2024.

Interest Expense
Interest expense in the three months ended June 28, 2026 increased $0.7 million compared to the corresponding prior year period primarily due to higher amounts outstanding under the Revolving Credit Facility, partially offset by a lower weighted average interest rate.
Interest Income
Interest income in the three months ended June 28, 2026 increased $1.4 million compared to the corresponding prior year period, primarily related to interest earned on duties previously paid under IEEPA.
Other Income, Net

Other income, net in the three months ended June 28, 2026 increased $1.3 million compared to the corresponding prior year period, due to a bankruptcy settlement associated with a former vendor.
Income Tax Expense

Income tax expense in the three months ended June 28, 2026 increased $9.2 million compared to the corresponding prior year period, primarily due to higher pre-tax earnings. The effective income tax rate of 27.3% for the three months ended June 28, 2026 increased from 26.2% in the corresponding prior year period, primarily due to higher state tax costs and an increase in non-deductible executive compensation expense resulting from the Company's transition to a publicly traded company in 2026 and the application of the executive compensation deduction limitations under applicable U.S. tax laws.

(in thousands)	Six-Month Fiscal Period Ended
	June 28, 2026		June 29, 2025		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$1,197,666	100.0%	$1,102,293	100.0%	$95,373	8.7%
Cost of sales	622,095	51.9%	601,309	54.6%	20,786	3.5%
Gross profit	575,571	48.1%	500,984	45.4%	74,587	14.9%
Selling, general, and administrative	470,140	39.3%	430,606	39.1%	39,534	9.2%
Pre-opening expenses	10,273	0.9%	8,369	0.7%	1,904	22.8%
Net loss (gain) on disposal of fixed assets	44	—%	(136)	—%	180	NM
Restructuring charges	—	—%	292	—%	(292)	(100.0)%
Insurance recoveries	(667)	(0.1)%	(4,497)	(0.4)%	(3,830)	(85.2)%
Total operating expenses	479,790	40.1%	434,634	39.4%	45,156	10.4%
Operating income	95,781	8.0%	66,350	6.0%	29,431	44.4%
Interest expense	17,192	1.4%	2,124	0.2%	15,068	NM
Interest income	(1,813)	(0.1)%	(663)	(0.1)%	1,150	NM
Other income, net	(1,331)	(0.1)%	(623)	—%	708	NM
Total other (income) expense, net	14,048	1.2%	838	0.1%	13,210	NM
Income before taxes	81,733	6.8%	65,512	5.9%	16,221	24.8%
Income tax expense	21,419	1.8%	17,157	1.5%	4,262	24.8%
Net income and comprehensive income	$60,314	5.0%	$48,355	4.4%	11,959	24.7%
__________________
(1) NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)
	Six-Month Fiscal Period Ended
	June 28, 2026		June 29, 2025		Increase (Decrease)
(in thousands, except percentages and number of stores)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted gross profit(2)	$537,708	44.9%	$500,984	45.4%	$36,724	7.3%
Adjusted net income(2)	38,853	3.2%	46,286	4.2%	(7,433)	(16.1)%
Adjusted EBITDA(2)	98,355	8.2%	100,089	9.1%	(1,734)	(1.7)%
Comparable sales growth	1.8%		8.4%
Number of new stores opened	9		9
Number of stores at period end	218		198
__________________
(1)Our KPIs are discussed and defined in the section titled "—Key Performance Indicators and Non-GAAP Financial Measures."
(2) Adjusted gross profit, adjusted net income and adjusted EBITDA are non-GAAP financial measures. Refer to "-Reconciliation of non-GAAP Financial Measures" for reconciliation to the most comparable GAAP financial measures.

Comparison of the six-month fiscal periods ended June 28, 2026 and June 29, 2025
Net Revenues

Net revenues increased $95.4 million or 8.7% in the six months ended June 28, 2026 compared to the corresponding prior year period. Our retail channel increased $63.4 million, or 6.8%, and our eCommerce channel increased $32.0 million, or 18.9% for the six months ended June 28, 2026 compared to the corresponding prior year period. The increase in total net revenues was primarily due to non-comparable sales of $84.3 million and comparable sales growth discussed below.
Comparable sales increased 1.8% in the six months ended June 28, 2026, predominately driven by higher AOV and conversion, partially offset by lower in-store traffic.
Gross Profit and Gross Margin

Gross profit increased $74.6 million or 14.9% in the six months ended June 28, 2026 compared to the corresponding prior year period, primarily driven by $37.9 million in IEEPA tariff refunds and the impact of higher net revenues partially offset by higher freight costs.
Gross margin increased to 48.1% in the six months ended June 28, 2026, which is inclusive of $37.9 million in IEEPA tariff refunds. Excluding the tariff refunds, adjusted gross margin was 44.9% compared to 45.4% in the corresponding prior year period. The decrease was primarily due to higher freight costs, partially offset by customer preference for the “Better” product category mix relative to historical levels, as well as higher protection plan and delivery margins.
Selling, General and Administrative Expenses

SG&A increased $39.5 million or 9.2% in the six months ended June 28, 2026 compared to the corresponding prior year period, primarily due to increases in payroll-related expenses of $11.5 million related to new store growth, higher occupancy costs of approximately $11.4 million related to new stores and increases in rent in existing stores, growth in marketing spend of $10.8 million, and an increase in depreciation expense of $3.6 million. Additionally contributing to higher SG&A was a $2.0 million fee associated with the termination of our advisory agreement with Bain Capital upon consummation of our IPO.
SG&A as a percentage of revenue increased slightly to 39.3% in the six months ended June 28, 2026 compared to 39.1% in the corresponding prior year period due to incremental marketing and occupancy expense associated with new stores, particularly greenfield market expansion, and the $2.0 million termination fee associated with the advisory agreement with Bain Capital, substantially offset by efficiencies at existing stores.
Pre-Opening Expenses

Pre-opening expenses increased $1.9 million in the six months ended June 28, 2026 compared to the corresponding prior year period driven by the timing of new store openings in the current year.

Restructuring Charges

In the first quarter of fiscal year 2025, the Company identified efficiencies to optimize overhead costs resulting in workforce reductions at the corporate headquarters. Restructuring costs of $0.3 million were recognized in the six month fiscal period ended June 29, 2025 for these workforce reductions. No significant restructuring actions were initiated during the six-month fiscal period ended June 28, 2026.
Insurance Recoveries

In the six-month fiscal periods ended June 28, 2026 and June 29, 2025, the Company received $0.7 million and $4.5 million, respectively, in insurance recoveries for lost profits associated with an information technology system outage and the related interruption of our business that occurred at the end of September 2024.
Interest Expense

Interest expense in the six-month fiscal period ended June 28, 2026 increased $15.1 million compared to the corresponding prior year period driven by the acceleration of $10.7 million in debt issuance costs in connection with the pay down of the Term Loan and interest expense associated with higher average outstanding borrowings, partially offset by a lower weighted average interest rate.
Interest Income

Interest income in the six-month fiscal period ended June 28, 2026 increased $1.2 million compared to the corresponding prior year period, primarily related to interest earned on duties previously paid under IEEPA.
Other Income, Net

Other income, net in the six-month fiscal period ended June 28, 2026 increased $0.7 million compared to the corresponding prior year period, primarily due a bankruptcy settlement associated with a former vendor, partially offset by the absence of income earned on our interest rate cap which matured in the third quarter of fiscal year 2025.
Income Tax Expense

Income tax expense increased $4.3 million for the six-month fiscal period ended June 28, 2026, compared to the corresponding prior year period, primarily due to higher pre-tax income. The effective tax rate of 26.2% for the six-month fiscal period ended June 28, 2026 remained flat when compared to the corresponding prior year period, primarily driven by an increase in state tax costs and an increase in non-deductible executive compensation resulting from the Company's transition to a publicly traded company in 2026 and the application of the executive compensation deduction limitations under applicable U.S. tax laws, offset by a larger excess tax benefit from stock-based compensation and an increase in research and development tax credits.
Reconciliation of Non-GAAP Financial Measures
The following tables show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues	$619,570	$569,529	$1,197,666	$1,102,293

Adjusted gross profit and margin
Gross profit	$319,061	$264,341	$575,571	$500,984
Gross margin	51.5%	46.4%	48.1%	45.4%
IEEPA tariff refunds(1)	(37,863)	—	(37,863)	—
Adjusted gross profit	$281,198	$264,341	$537,708	$500,984
Adjusted gross margin	45.4%	46.4%	44.9%	45.4%
_______________
(1)Represents the IEEPA tariff refunds recognized in the three and six-month fiscal periods ended June 28, 2026. See “Note 2, Summary of Significant Accounting Policies” for further information on IEEPA tariff refunds.

	Three-Month Fiscal Period Ended		Six-Month Fiscal Period Ended
(in thousands except percentages)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues	$619,570	$569,529	$1,197,666	$1,102,293

Adjusted net income
Net income	$57,797	$35,210	$60,314	$48,355
Restructuring charges	—	—	—	292
Insurance recoveries	—	(4,497)	(667)	(4,497)
Net loss (gain) on disposal of fixed assets	44	(157)	44	(136)
IEEPA tariff refunds and related interest income(1)	(39,373)	—	(39,373)	—
Debt issuance costs acceleration(2)	—	—	10,720	—
Management fee(3)	—	500	2,000	1,016
Contract termination benefit(4)	(732)	—	(1,923)	—
Other (income) expenses, net(5)	(1,031)	51	(199)	554
Tax effect of adjustments	11,094	1,100	7,937	702
Adjusted net income	$27,799	$32,207	$38,853	$46,286
Adjusted net income as % of net revenues	4.5%	5.7%	3.2%	4.2%
Adjusted EBITDA
Net income	$57,797	$35,210	$60,314	$48,355
Interest expense	1,888	1,221	17,192	2,124
Interest income	(1,616)	(263)	(1,813)	(663)
Income tax expense	21,753	12,531	21,419	17,157
Depreciation and amortization	19,682	17,307	38,297	34,065
Stock-based compensation expense	839	931	1,554	1,822
Restructuring charges	—	—	—	292
Insurance recoveries	—	(4,497)	(667)	(4,497)
Net loss (gain) on disposal of fixed assets	44	(157)	44	(136)
IEEPA tariff refunds(6)	(37,863)	—	(37,863)	—
Management fee(3)	—	500	2,000	1,016
Contract termination benefit(4)	(732)	—	(1,923)	—
Other (income) expenses, net(5)	(1,031)	51	(199)	554
Adjusted EBITDA	$60,761	$62,834	$98,355	$100,089
Adjusted EBITDA as % of net revenues	9.8%	11.0%	8.2%	9.1%
_______________
(1)Represents the IEEPA tariff refunds and $1.5 million in related interest income recognized in the three and six-month fiscal periods ended June 28, 2026. See “Note 2, Summary of Significant Accounting Policies” for further information on IEEPA tariff refunds.
(2)Represents the acceleration of debt issuance costs in connection with the repayment of the Term Loan in the six-month fiscal period ended June 28, 2026. See “Note 3, Long-Term Debt” for further information on the Term Loan.
(3)Represents management fees paid in accordance with our Advisory Agreement with our controlling stockholder, which terminated in connection with the IPO. Included in the activity for the six-month fiscal period ended June 28, 2026 is a termination fee of $2.0 million. See “Item 13. Certain Relationships, Related Transactions and Director Independence—Advisory Agreement” in the 2025 Annual Report for further information on the Advisory Agreement.
(4)Represents the acceleration of a bonus from our financing partner due to the termination of the agreement.
(5)Other (income) expenses, net represents income and costs that are not indicative of ongoing business operations and performance, including, but not limited to, third-party professional fees related to the IPO, litigation matters outside the ordinary course of business, bankruptcy settlements, and senior executive termination benefits.
(6)Represents the IEEPA tariff refunds excluding interest income recognized in the three and six-month fiscal periods ended June 28, 2026. See “Note 2, Summary of Significant Accounting Policies” for further information on IEEPA tariff refunds.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $200.0 million Revolving Credit Facility. Our primary cash needs have historically been for merchandise inventories, payroll, advertising, rent, interest payments, and capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We expect further investments in inventory to be commensurate with higher sales from new stores and comparable sales growth. We expect that our cash on hand, cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. At June 28, 2026, we had total liquidity of $176.6 million, comprised of cash and cash equivalents of $32.0 million and available borrowing capacity of $144.6 million. This excludes a receivable of $41.9 million associated with IEEPA tariff refunds, which was received subsequent to fiscal quarter end.
Material Cash Commitments
We consider our material contractual obligations when assessing liquidity.
Debt and Related Interest Payments
At June 28, 2026, we had no amounts outstanding under our Revolving Credit Facility. The Company amended its Revolving Credit Facility on April 29, 2026, increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031. Interest payments on our financing arrangements for the fiscal year ending January 3, 2027 (“fiscal year 2026”) will be dependent on our cash flow needs and any short-term borrowing under our Revolving Credit Facility in fiscal year 2026. The interest rate and subsequent payments related to the Revolving Credit Facility are dependent on the Secured Overnight Financing Rate (“SOFR”).
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
Leasing
Future rental payments for operating and financing leases total $1.4 billion and $102.2 million, respectively, as of June 28, 2026.
Capital Expenditures
Historically, we have invested significant capital in opening new stores and distribution centers and we anticipate additional capital expenditures as we open more stores and distribution centers. Our capital expenditures are related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New stores may require different levels of capital investment on our part in the future. Total capital expenditures, net of tenant allowances, were $47.3 million for the six-month fiscal period ended June 28, 2026. Total estimated capital expenditures, net of tenant allowances for fiscal year 2026 are expected to be in the range of approximately $110.0 million to $115.0 million, the largest portion of which is expected to relate to new and remodeled stores and a new distribution center.
Restricted Cash
The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of our workers’ compensation and automobile insurance obligations. At June 28, 2026 and December 28, 2025, we had $10.2 million and $9.4 million in restricted cash, respectively.

Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Six-Month Fiscal Period Ended
	June 28, 2026	June 29, 2025
Net cash provided by operating activities	$93,146	$36,165
Net cash used in investing activities	(59,904)	(37,979)
Net cash used in financing activities	(53,659)	(4,777)
Net decrease in cash, cash equivalents, and restricted cash	$(20,417)	$(6,591)
Operating Activities
Net cash provided by operating activities in the six months ended June 28, 2026 was $93.1 million, primarily resulting from our net income of $60.3 million and non-cash charges of $91.7 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $58.9 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $41.9 million increase in tariff refunds receivable, a $28.1 million increase in operating leases, a $10.9 million decrease in accrued expenses, a $10.8 million increase in accounts receivable, a $7.1 million increase in prepaid and other current assets, and a $4.4 million increase in other assets, all partially offset by a $21.8 million increase in accounts payable, a $9.6 million increase in customer deposits, an $8.4 million increase in other long-term liabilities and a $4.4 million decrease in inventories.
Net cash provided by operating activities in the six months ended June 29, 2025 was $36.2 million, primarily resulting from our net income of $48.4 million and non-cash charges of $74.2 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $86.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $41.8 million decrease in accounts payable, a $24.3 million increase in operating leases, a $14.8 million increase in inventories, a $7.2 million decrease in accrued expenses, a $3.3 million increase in prepaid and other current assets, and a $2.2 million increase in accounts receivable, all partly offset by a $7.3 million increase in customer deposits.
Investing Activities
Net cash used in investing activities in the six months ended June 28, 2026 was $59.9 million, which consisted primarily of purchases of property and equipment associated with new store openings in the six months ended June 28, 2026 together with investments in a new distribution center, trailers, and business information systems.
Net cash used in investing activities in the six months ended June 29, 2025 was $38.0 million, which consisted primarily of purchases of property and equipment associated with new store openings together with investments in business information systems.
Financing Activities
Net cash used in financing activities in the six months ended June 28, 2026 was $53.7 million, primarily consisting of the repayment of our $350.0 million Term Loan, $10.6 million in principal payments on financing lease obligations, and $5.2 million in payments of IPO costs, all partially offset by $310.9 million in proceeds from our IPO, net of underwriting discounts, and $1.3 million in net proceeds related to the exercise of employee stock options.
Net cash used in financing activities in the six months ended June 29, 2025 was $4.8 million, primarily consisting of $5.5 million in principal payments on financing lease obligations and $0.7 million in payments for the acquisition of treasury stock, both offset by $1.4 million in proceeds related to the exercise of employee stock options.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of fiscal year 2026. See our 2025 Annual Report for a discussion of our contractual obligations and off-balance sheet arrangements.

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
Recent Accounting Standards
There have been no changes in accounting standards during the first six months of fiscal year 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the Company's exposure to market risk during the first three and six months of fiscal year 2026. See the Company's 2025 Annual Report for a discussion of the Company's exposure to market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer, Executive Vice President and Treasurer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 28, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
During the fiscal quarter ended June 28, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits

Exhibit number	Description of exhibit
10.1
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

Bob’s Discount Furniture, Inc.

Dated:	August 6, 2026	By:	/s/ William G. Barton
		Name:	William G. Barton
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2026	By:	/s/ Carl Lukach
		Name:	Carl Lukach
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)