Form 10-Q
period 2026-09-27
Bob's Discount Furniture, Inc.
filed 2026-11-05
CIK 2085187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 130,772,425 shares of common stock outstanding as of November 3, 2026.

Cautionary Note Regarding Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2026 (this “Quarterly Report”) contains forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can generally be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements concerning: plans to open new stores, expand into new regions and increase market share; our ability to manage supplier relationships; new store unit economics and new store growth as a driver of net revenue growth; the impact and future applicability of tariffs on our imported products and the timing and amount of any additional recovery of tariffs previously paid; expected future selling, general and administrative expenses and capital expenditures; and plans to increase brand awareness and increase comparable sales.

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
•disruption in our distribution capabilities or supply chain, including due to the ongoing conflict in Iran and associated fuel price increases;
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

Part I - Financial Information
Item 1. Financial Statements

Bob’s Discount Furniture, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share amounts)

	September 27, 2026	December 28, 2025
Assets
Current assets
Cash and cash equivalents	$109,881	$53,202
Restricted cash	10,175	9,412
Accounts receivable	25,763	17,590
Inventories	373,583	350,284
Prepaids and other current assets	53,549	40,871
Total current assets	572,951	471,359
Property and equipment, net	403,078	328,827
Operating lease right-of-use assets	682,584	641,529
Intangible assets	179,100	179,100
Goodwill	181,699	181,699
Deferred offering costs	—	3,981
Other assets	7,301	5,260
Total assets	$2,026,713	$1,811,755
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$303,984	$260,610
Self-insurance reserves	31,699	27,959
Accrued expenses	57,646	66,211
Customer deposits	83,319	70,740
Current portion of Term Loan	—	1,750
Finance lease liabilities, current portion	14,306	15,201
Operating lease liabilities, current portion	110,365	100,563
Total current liabilities	601,319	543,034
Term Loan	—	337,430
Finance lease liabilities, noncurrent portion	69,052	44,254
Operating lease liabilities, noncurrent portion	725,477	678,800
Deferred income taxes	48,138	43,306
Other long-term liabilities	9,090	1,011
Total long-term liabilities	851,757	1,104,801
Total liabilities	1,453,076	1,647,835
Commitments and Contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 27, 2026; $0.01 par value, 50,000 shares authorized, no shares issued or outstanding at December 28, 2025	—	—
Common stock, $0.0001 par value, 445,000,000 shares authorized, 130,691,406 shares issued and outstanding at September 27, 2026; $0.0001 par value, 300,000,000 shares authorized, 119,777,765 shares issued and 110,530,029 outstanding at December 28, 2025	13	11
Additional paid-in capital	440,256	199,796
Treasury stock shares, at cost, — and 9,247,736 shares at September 27, 2026 and December 28, 2025, respectively	—	(67,336)
Retained earnings	133,368	31,449
Total stockholders' equity	573,637	163,920
Total liabilities and stockholders' equity	$2,026,713	$1,811,755
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, amounts in thousands, except per share amounts)

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenues	$680,436	$616,919	$1,878,102	$1,719,212
Cost of sales	364,398	333,092	986,493	934,401
Gross profit	316,038	283,827	891,609	784,811
Operating expenses (income)
Selling, general, and administrative	250,090	232,362	720,230	662,968
Pre-opening expenses	6,896	6,788	17,169	15,157
Net loss (gain) on disposal of fixed assets	—	2	44	(134)
Restructuring charges	—	—	—	292
Insurance recoveries	—	—	(667)	(4,497)
Total operating expenses	256,986	239,152	736,776	673,786
Operating income	59,052	44,675	154,833	111,025
Other (income) expense
Interest expense	1,616	1,077	18,808	3,201
Interest income	(631)	(839)	(2,444)	(1,502)
Other expense (income), net	950	(30)	(381)	(653)
Total other expense, net	1,935	208	15,983	1,046
Income before taxes	57,117	44,467	138,850	109,979
Income tax expense	15,467	12,125	36,886	29,282
Net income and comprehensive income	$41,650	$32,342	$101,964	$80,697
Basic net income per share	$0.32	$0.29	$0.80	$0.73
Diluted net income per share	$0.31	$0.29	$0.76	$0.72
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited, amounts in thousands, except share amounts)

Three-Month Fiscal Period Ended September 27, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at June 28, 2026	130,685,807	$13	$439,441	—	$—	$91,718	$531,172
Common stock issued under management incentive plan	5,599	—	—	—	—	—	—
Stock-based compensation expense	—	—	815	—	—	—	815
Net income	—	—	—	—	—	41,650	41,650
Balances at September 27, 2026	130,691,406	$13	$440,256	—	$—	$133,368	$573,637

Three-Month Fiscal Period Ended September 28, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at June 29, 2025	110,307,130	$11	$231,091	9,111,551	$(66,024)	$350,039	$515,117
Common stock issued under management incentive plan	102,993	—	361	—	—	—	361
Repurchases of common stock	(101,433)	—	—	101,433	(987)	—	(987)
Stock-based compensation expense	—	—	967	—	—	—	967
Net income	—	—	—	—	—	32,342	32,342
Balances at September 28, 2025	110,308,690	$11	$232,419	9,212,984	$(67,011)	$382,381	$547,800

See accompanying notes to condensed consolidated financial statements.

Bob's Discount Furniture, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (cont.)
(Unaudited, amounts in thousands, except share amounts)

Nine-Month Fiscal Period Ended September 27, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 28, 2025	110,530,029	$11	$199,796	9,247,736	$(67,336)	$31,449	$163,920
Common stock issued under management incentive plan	720,189	1	1,322	—	—	—	1,323
Issuance of common stock upon initial public offering, net of underwriter discounts and offering expenses	19,450,000	2	304,173	—	—	—	304,175
Repurchases of common stock	(8,725)	—	—	8,725	(69)	—	(69)
Retirement of treasury stock	—	(1)	(67,404)	(9,256,461)	67,405	—	—
Stock-based compensation expense	—	—	2,369	—	—	—	2,369
Payment for fractional shares	(87)	—	—	—	—	(45)	(45)
Net income	—	—	—	—	—	101,964	101,964
Balances at September 27, 2026	130,691,406	$13	$440,256	—	$—	$133,368	$573,637

Nine-Month Fiscal Period Ended September 28, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 29, 2024	109,872,523	$11	$225,886	8,831,043	$(63,351)	$301,684	$464,230
Common stock issued under management incentive plan	818,108	—	3,744	—	—	—	3,744
Repurchases of common stock	(381,941)	—	—	381,941	(3,660)	—	(3,660)
Stock-based compensation expense	—	—	2,789	—	—	—	2,789
Net income	—	—	—	—	—	80,697	80,697
Balances at September 28, 2025	110,308,690	$11	$232,419	9,212,984	$(67,011)	$382,381	$547,800
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine-Month Fiscal Period Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities
Net income	$101,964	$80,697
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	2,369	2,789
Transaction losses	2,192	2,210
Depreciation and amortization	58,821	52,084
Non-cash interest expense	10,925	66
Loss (gain) on disposal of fixed assets	44	(134)
Non-cash lease costs	58,020	56,798
Deferred income taxes	4,833	4,878
Change in reserve for product warranties	79	650
Changes in operating assets and liabilities
Accounts receivable	(10,365)	(4,055)
Inventories	(23,299)	(37,346)
Prepaids and other current assets	(12,678)	(5,581)
Other assets	(2,147)	(832)
Accounts payable	40,844	(7,453)
Accrued expenses	(4,841)	(1,802)
Customer deposits	12,579	12,481
Operating leases	(42,595)	(36,702)
Other long-term liabilities	8,016	—
Net cash provided by operating activities	204,761	118,748
Cash flows from investing activities
Purchase of property and equipment	(90,240)	(57,989)
Net cash used in investing activities	(90,240)	(57,989)
Cash flows from financing activities
Principal payments on Term Loan	(350,000)	—
Proceeds from Line of Credit	122,000	3,000
Principal payments on Line of Credit	(122,000)	(3,000)
Principal payments on financing lease obligations	(13,971)	(8,341)
Net proceeds related to exercise of employee stock options	1,304	1,194
Payments for the acquisition of treasury stock	(50)	(1,110)
Proceeds from issuance of common stock, net of underwriter discounts	310,915	—
Payments for fractional shares	(45)	—
Payments of initial public offering costs	(5,232)	(313)
Net cash used in financing activities	(57,079)	(8,570)
Net increase in cash, cash equivalents, and restricted cash	57,442	52,189
Cash, cash equivalents, and restricted cash beginning of period	62,614	80,558
Cash, cash equivalents, and restricted cash end of period	$120,056	$132,747

Supplemental disclosure of cash flow data
Cash paid for interest	$5,581	$1,763
Supplemental disclosure of noncash investing and financing activities
Assets acquired under financing leases	$37,712	$25,423
Purchase of property and equipment included in accounts payable	24,225	13,169
Deferred offering costs included in accounts payable	—	1,225
Employees cashless exercising of stock options	19	2,550
See accompanying notes to condensed consolidated financial statements.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
 1.    Nature of Business
Bob’s Discount Furniture, Inc. is a Delaware corporation and omni-channel retailer of quality home furnishings offering a wide variety of merchandise assortments across several categories including upholstery, case goods, bedding and other. This assortment of merchandise can be purchased through both retail and eCommerce sales channels. As used in these Condensed Consolidated Financial Statements, “the Company” refers to Bob's Discount Furniture, Inc. and its subsidiaries. At September 27, 2026, the Company operated 229 stores in 28 states across the United States.
On February 5, 2026, the Company completed an initial public offering (the “IPO”), pursuant to which an aggregate of 19,450,000 shares of common stock were sold at a price of $17.00 per share. The Company received aggregate net proceeds of $304.2 million after deducting underwriting discounts and commissions and other offering expenses. The Company used the net proceeds from the IPO, cash on hand and borrowings under its Asset Based Revolving Credit Facility (“Revolving Credit Facility”) to repay the amounts outstanding under its $350.0 million Term Loan. Refer to “Note 3, Long-Term Debt” for further information on the Term Loan and Revolving Credit Facility.
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
The Company's fiscal quarters follow a 13-week convention (“three-month fiscal period”), with each quarter ending on a Sunday. The third quarters for 2026 and 2025 ended on September 27, 2026 and September 28, 2025, respectively.
Estimates and Assumptions
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to, leased assets and the Company's evaluation of retail stores for impairment. Actual results could differ from the estimates made and such differences could be material to the condensed consolidated financial statements.
Tariff Refunds
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized, and subsequent legal proceedings have directed U.S. Customs and Border Protection (“CBP”) to process refunds of such tariffs. The Company evaluates potential tariff refunds as gain contingencies. Accordingly, no amounts are recognized in the condensed consolidated financial statements until the refund becomes realized or realizable, which the Company defines as the earlier of CBP approval of the refund claim or receipt of cash. When recognized, tariff refunds will be recorded as a reduction of cost of sales for inventory previously sold or as a reduction to inventory for products remaining on hand. The portion of refunds received that represent interest will be recorded as interest income. During the nine-month fiscal period ended September 27, 2026, the Company received approval from the CBP for $46.4 million in IEEPA tariff refund claims. Of this amount, the Company recognized $4.9 million and $42.8 million of tariff refunds for claims as a reduction of costs of sales, related to inventory previously sold, in the three and nine-month fiscal periods ended September 27, 2026, respectively, and $1.5 million in interest income in the nine-month fiscal period ended September 27, 2026 on the Company's condensed consolidated statement of operations and comprehensive income. Interest income related to the IEEPA tariff refund claims was not material for the three-month fiscal period ended September 27, 2026.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
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
 3.    Long-Term Debt
Long-term debt obligations are summarized as follows:

(in thousands)	September 27, 2026	December 28, 2025
Revolving Credit Facility	$—	$—
Term Loan	—	350,000
Total long-term debt at par value	—	350,000
Less: Current portion of long-term debt	—	(1,750)
Less: Unamortized original issue discount	—	(10,820)
Total long-term debt	$—	$337,430
Term Loan
On October 31, 2025, the Company entered into a $350.0 million Term Loan (the “Term Loan”) having a maturity date of October 31, 2032 and bearing interest of 4.0% plus the Secured Overnight Financing Rate (“SOFR”), with a SOFR floor of 0%. Contracted payments were 1% of the Term Loan annually, with 0.25% paid quarterly beginning in June 2026. The Company was required to prepay the Term Loan with any proceeds received from an IPO of the Company’s common

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
shares. In the nine-month fiscal period ended September 27, 2026, the Company repaid the Term Loan using net proceeds from the IPO completed in February 2026, cash on hand and borrowings under the Revolving Credit Facility. Refer to “Note 1, Nature of Business” for further information on the IPO.
Debt Issuance Costs
In connection with the Term Loan, the Company incurred $11.0 million of financing costs, which were deferred as a reduction to the carrying value of the long-term debt obligation. The amounts deferred were amortized over the life of the Term Loan using the effective interest method and recognized as interest expense in the Company’s condensed consolidated statements of operations and comprehensive income. In connection with the repayment of the Term Loan, the Company recognized an acceleration of amortization of debt issuance costs of $10.7 million in the nine-month fiscal period ended September 27, 2026.
Asset Based Revolving Credit Facility
On April 29, 2026, the Company amended its Revolving Credit Facility, increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031. The availability of credit at any given time is constrained by the terms and conditions of the facility, including the amount of collateral available and a borrowing base formula based on several factors including the value of eligible qualified cash, accounts receivable and inventory. In connection with the Revolving Credit Facility, the Company has entered into a letter of credit of $0.6 million issued on the Company's behalf by a financial institution related to the guarantee of future payment on certain lease agreements. Borrowing capacity under the Revolving Credit Facility was $178.0 million and $124.4 million at September 27, 2026 and December 28, 2025, respectively. In connection with the amendment, the Company incurred $0.6 million in financing costs that will be amortized over the term of the Revolving Credit Facility using the effective interest method. Amortization of debt issuance costs associated with the Revolving Credit Facility was not material for the three and nine-month fiscal periods ended September 27, 2026 and September 28, 2025.
 4.    Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at September 27, 2026, and December 28, 2025.

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Similar Assets (Level 2)	Unobservable inputs for which little or no market data exists (Level 3)	Total
Asset (Liability)
Money market funds	$92,121	$—	$—	$92,121
Balance at September 27, 2026	$92,121	$—	$—	$92,121

Asset (Liability)
Money market funds	$31,792	$—	$—	$31,792
Balance at December 28, 2025	$31,792	$—	$—	$31,792
There were no Level 3-classified assets or liabilities at September 27, 2026 or December 28, 2025.
The Company did not record any impairment charges or expected credit losses on assets required to be measured at fair value on a non-recurring basis during the three and nine-month fiscal periods ended September 27, 2026 and September 28, 2025.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
 5.    Related Party Transactions
Leases
The Company had no related party lease activity in the nine-month fiscal period ended September 27, 2026. In the three and nine-month fiscal periods ended September 28, 2025, the Company leased four retail stores from limited liability companies of which Mr. Bob Kaufman, the Company's founder and a member of the Board of Directors from 2014 until his resignation in December 2025, maintained ownership. Total rent expense associated with these related parties was $0.6 million and $1.9 million for the three and nine-month fiscal periods ended September 28, 2025, respectively.
Management Fees
Upon consummation of the Company’s IPO, the Company's advisory agreement with Bain Capital terminated. In connection with the termination, the Company recognized a fee of $2.0 million in the nine-month fiscal period ended September 27, 2026. In the three and nine-month fiscal periods ended September 28, 2025, the Company recognized management fees and expense reimbursement to entities affiliated with Bain Capital in connection with the advisory agreement totaling $0.5 million and $1.5 million, respectively. The termination and management fees are classified as selling, general and administrative ("SG&A") expenses in the Company's condensed consolidated statements of operations and comprehensive income.
Customer Service Fees
The Company recognized fees for the outsourcing of customer service assistance to an entity affiliated with Bain Capital totaling $2.1 million and $2.0 million for the three-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively, and $5.9 million for both the nine-month fiscal periods ended September 27, 2026 and September 28, 2025. These fees are classified as SG&A in the Company's condensed consolidated statements of operations and comprehensive income. The Company had amounts owed associated with these fees of $0.6 million as of both September 27, 2026 and December 28, 2025, which were included in accounts payable on the Company's condensed consolidated balance sheet.
 6.    Product Warranties
Product Warranties
The following table summarizes the Company's activity for product warranty obligations:

	Nine-Month Fiscal Period Ended
(in thousands)	September 27, 2026	September 28, 2025
Product warranties beginning balance	$7,495	$6,783
Accruals for warranties issued	14,414	21,259
Settlements (in cash or in-kind)	(16,577)	(20,490)
Change in reserve estimate	2,242	(119)
Product warranties ending balance	7,574	7,433
Less: Current portion of warranties	(6,500)	(6,494)
Total long-term warranties	$1,074	$939
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

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
At September 27, 2026, the Company had 10 non-cancellable leases for retail stores and one non-cancellable lease for a regional distribution center of which none had commenced. The initial terms of these leases range from ten to fifteen years with options to extend for up to an additional twenty years. Upon lease commencement, the ROU asset and lease liability will be determined and recognized in the Company's condensed consolidated balance sheets. Lease liabilities at September 27, 2026 exclude undiscounted future lease payments of approximately $213.2 million associated with these leases.
The following table summarizes finance and operating lease assets and liabilities recognized in the Company's condensed consolidated balance sheets at September 27, 2026, and December 28, 2025:

(in thousands)	Classification	September 27, 2026	December 28, 2025
Assets
Finance leases	Property and equipment, net	$75,844	$48,755
Operating leases	Operating lease right-of-use assets	682,584	641,529
Total lease assets		$758,428	$690,284

Liabilities
Current
Finance leases	Finance lease liabilities, current portion	$14,306	$15,201
Operating leases	Operating lease liabilities, current portion	110,365	100,563
Noncurrent
Finance leases	Finance lease liabilities, noncurrent portion	69,052	44,254
Operating leases	Operating lease liabilities, noncurrent portion	725,477	678,800
Total lease liabilities		$919,200	$838,818
The following table summarizes lease expense recognized in the Company's condensed consolidated statements of operations and comprehensive income for the three and nine-month fiscal periods ended September 27, 2026 and September 28, 2025:

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
(in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease cost
Fixed	$38,993	$35,886	$114,666	$102,728
Variable	157	280	500	615
Finance lease cost
Amortization of assets	3,952	3,042	10,786	8,541
Interest on lease liabilities	1,258	824	3,375	2,256
Short-term lease cost	470	713	1,720	1,489
Total lease expense	$44,830	$40,745	$131,047	$115,629

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
Supplemental cash flow information related to leases is as follows:

	Nine-Month Fiscal Period Ended
(in thousands)	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$122,530	$109,569
Operating cash flows from finance leases	3,375	2,256
Financing cash flows from finance leases	13,971	8,341
Right-of-use assets obtained in exchange for lease obligations
Finance leases	37,712	25,423
Operating leases	99,074	153,213
The weighted average remaining lease term and weighted average discount rate for finance and operating leases at September 27, 2026, and September 28, 2025, were:

	September 27, 2026	September 28, 2025
Weighted average remaining lease term (in years)
Finance leases	5.3	4.6
Operating leases	7.5	7.5
Weighted average discount rate
Finance leases	6.1%	5.8%
Operating leases	8.5%	8.7%
The following table summarizes the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable leases with terms of more than one year that are recognized in the Company's condensed consolidated balance sheet at September 27, 2026:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$43,007	$5,184
2027	177,810	19,358
2028	170,211	17,716
2029	152,546	16,681
2030	134,097	15,994
2031	113,227	9,014
Thereafter	347,151	14,320
Total undiscounted future minimum	$1,138,049	$98,267
Less: Amount representing interest	302,207	14,909
Total present value of lease obligations	$835,842	$83,358
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

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
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
DECD Loan Forgiveness Program
Under an agreement dated December 14, 2016, as most recently amended on December 3, 2025, the DECD provided a direct forgivable loan of $7.0 million which bears interest at an annual rate of 2%. The funds were specifically designated for use in the purchase of leasehold improvements, machinery and equipment, and furniture and fixtures in conjunction with the construction of the Company's corporate headquarters. Monthly interest-only payments commenced at the time the loan was granted with principal payments deferred until January 1, 2028. The final payment of principal and interest is due on September 1, 2029, if not sooner paid or forgiven. The Company will be entitled to prorated loan forgiveness so long as the Company has achieved at least 50% of its full-time Connecticut jobs creation requirement for twenty-four consecutive months, of which it can choose the twenty-four consecutive months with the highest average full-time employment in Connecticut during the period from December 14, 2016, through October 31, 2027, does not relocate its Manchester, Connecticut corporate headquarters through December 14, 2038 and does not relocate its Connecticut distribution center operations outside of the State of Connecticut through December 3, 2035. The Company believes it will meet all the requirements for loan forgiveness and accordingly has not recognized the forgivable loan in the Company’s condensed consolidated balance sheets. As the Company believes it will meet all requirements for loan forgiveness, the proceeds from the loan offset the carrying cost of the $7.9 million of assets generated in Connecticut associated with this program included in prepaids and other current assets on the Company's condensed consolidated balance sheets.
The Company assesses the likelihood of the conditions attached to the loan each reporting period. If the Company determines that it is no longer probable it will meet the conditions outlined in the DECD agreement, the change will be accounted for as a change in estimate.
Letters of Credit
The Company has entered into a letter of credit issued on the Company's behalf by a financial institution related to the guarantee of collateral for our workers' compensation and automobile liability insurance contracts. There was $10.2 million and $9.4 million of outstanding letters of credit at September 27, 2026 and December 28, 2025, respectively, related to these insurance programs, which were included in restricted cash on the Company's condensed consolidated balance sheets.
 9.    Net Income Per Share
Basic and diluted net income per share were as follows:

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
(in thousands, except share and per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$41,650	$32,342	$101,964	$80,697

Weighted-Average Shares Outstanding
Weighted average number of shares outstanding	130,688,801	110,315,699	127,850,508	110,097,731
Dilutive effect of stock options	5,538,187	2,576,476	5,474,927	2,655,741
Diluted weighted-average number of shares outstanding	136,226,988	112,892,175	133,325,435	112,753,472

Net Income Per Share
Basic net income per share	$0.32	$0.29	$0.80	$0.73
Diluted net income per share	$0.31	$0.29	$0.76	$0.72

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
In the three-month fiscal periods ended September 27, 2026 and September 28, 2025, 449,481 and 1,634,661 stock-based awards, respectively, were excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive. In the nine-month fiscal periods ended September 27, 2026 and September 28, 2025, 414,651 and 1,667,745 stock-based awards, respectively, were excluded from the diluted net income per share calculation because their inclusion would have been anti-dilutive.
 10.    Revenue and Segment Information
The following table details revenue by source and significant segment expenses for the Company's one reportable segment:

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
(in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Retail	$561,018	$523,513	$1,557,688	$1,456,781
eCommerce	119,418	93,406	320,414	262,431
Net revenues	680,436	616,919	1,878,102	1,719,212
Less: Significant and other segment expenses
Cost of sales(1)	359,780	329,233	973,856	923,178
Depreciation and amortization	20,524	18,019	58,821	52,084
Store and corporate expenses	192,765	180,776	555,670	519,123
Advertising expenses	42,035	36,270	117,581	101,172
Pre-opening expenses(2)	4,199	4,500	11,034	9,280
Other segment items(3)	2,081	3,446	6,307	3,350
Interest expense(4)	1,616	1,077	18,808	3,201
Interest income	(631)	(839)	(2,444)	(1,502)
Other income, net	950	(30)	(381)	(653)
Income tax expense	15,467	12,125	36,886	29,282
Net income	$41,650	$32,342	$101,964	$80,697
______________
(1)Cost of sales excludes depreciation and amortization of $4.6 million and $3.9 million for the three-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively, and $12.6 million and $11.2 million for the nine-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively.
(2) Pre-opening expenses exclude advertising expenses of $2.7 million and $2.3 million for the three-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively, and $6.2 million and $5.9 million for the nine-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively.
(3)Other segment items include net loss (gain) on disposal of fixed assets, restructuring charges, insurance recoveries, stock-based compensation expense, and other items.
(4)Interest expense in the nine-month fiscal period ended September 27, 2026 includes an acceleration of amortization of debt issuance costs of $10.7 million in connection with the repayment of the $350.0 million Term Loan.
Contract Liabilities
The Company defers revenue when cash payments are received in advance of performance for unsatisfied gift cards and customer deposit obligations. Gift card liabilities included in accrued expenses in the Company's condensed consolidated balance sheets were $7.2 million and $7.5 million at September 27, 2026 and December 28, 2025, respectively. Customer deposit liabilities were $83.3 million and $70.7 million at September 27, 2026 and December 28, 2025, respectively. The Company believes the majority of the contract liabilities outstanding at September 27, 2026 will be recognized as revenue within fiscal year 2026 as the performance obligations are satisfied.
The Company recognizes gift card and customer deposit breakage proportional to historical gift card and customer deposit redemption rates. Gift card and customer deposit breakage recognized as revenue were $0.5 million in both the three-month fiscal periods ended September 27, 2026 and September 28, 2025 and $1.4 million and $1.3 million in the nine-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively.

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
 11.    Stock-based Compensation
Stock Compensation Expense
The Company recognized stock-based compensation expense of $0.8 million and $1.0 million in the three-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively, and $2.4 million and $2.8 million in the nine-month fiscal periods ended September 27, 2026 and September 28, 2025, respectively. On September 27, 2026, the total unrecognized compensation cost related to non-vested service-based stock awards granted under the Company’s 2026 Equity Incentive Plan was $8.0 million which will be recognized over a weighted average period of 3.2 years.
Stock Options Outstanding
The following table summarizes the stock option activity under the Company’s 2026 Equity Incentive Plan for the nine-month fiscal period ended September 27, 2026:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2025	7,938,157	$2.93
Granted	456,154	$18.20
Forfeited or expired	(94,044)	$5.54
Exercised	(752,547)	$2.26
Outstanding at September 27, 2026	7,547,720	$3.89	5.22	$76,436
Exercisable at September 27, 2026	5,637,710	$2.43	4.39	$63,831
Options expected to vest at September 27, 2026	1,910,010	$8.20	7.69	$12,605
The aggregate intrinsic value of stock options vested during the nine-month fiscal periods ended September 27, 2026 and September 28, 2025 was $6.4 million, and $1.8 million, respectively. The aggregate intrinsic value of the options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The tax benefit for stock option exercises recognized during three-month fiscal periods ended September 27, 2026 and September 28, 2025 was $0.1 million for both periods and during the nine-month fiscal periods ended September 27, 2026 and September 28, 2025 was $1.7 million and $1.1 million, respectively.
Fair Value
The following table summarizes the weighted-average grant date fair value of stock options granted during the period and the assumptions that were used in determining the grant date fair value of each award granted:

Nine-Month Fiscal Period Ended
	September 27, 2026	September 28, 2025
Weighted-average grant date fair value per stock option	$9.20	$3.97
Risk-free interest rate	3.75% - 4.38%	3.69% - 4.24%
Expected stock price volatility	45.66% - 46.34%	40.00% - 45.00%
Average expected life (in years)	6.3 - 6.5	4.5 - 6.5
Dividend yield	—%	—%

Bob’s Discount Furniture, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine-Month Fiscal Periods Ended September 27, 2026 and September 28, 2025
(Unaudited)
 12.    Income Taxes
The following table summarizes the effective income tax rate for the three and nine-month fiscal periods ended September 27, 2026 and September 28, 2025:

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Effective Income Tax Rate	27.1%	27.3%	26.6%	26.6%
The effective income tax rate represents the combined federal and state tax effects attributable to pre-tax earnings for the period. The effective income tax rate for the three-month fiscal period ended September 27, 2026 decreased when compared to the corresponding rate in the prior year period, primarily driven by an increase in research and development tax credits, partially offset by an increase in non-deductible executive compensation expense resulting from the Company's transition to a publicly traded company in 2026 and the application of the executive compensation deduction limitations under applicable U.S. tax law.
The effective income tax rate for the nine-month fiscal period ended September 27, 2026 remained flat when compared to the corresponding rate in the prior year period, primarily driven by an increase in research and development tax credits and a larger excess tax benefit from stock-based compensation, offset by an increase in non-deductible executive compensation as discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. MD&A presents in narrative form information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This is intended to allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends and future prospects. MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report on Form 10-Q and in the audited consolidated financial statements and notes thereto as of and for the year ended December 28, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report. Some of the information included in MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” section included in this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” sections included in our 2025 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Bob’s Discount Furniture is a rapidly growing, nationally proven omnichannel retailer of value home furnishings with 229 showrooms as of September 27, 2026 across 28 U.S. states. We offer quality, stylish products at everyday low prices below our value-oriented furniture competitors’ lowest promoted prices. Our value proposition is made possible by our curated merchandising strategy, with SKU counts approximately one-third narrower than value-oriented furniture competitors, longstanding sourcing relationships and efficient supply chains.
Our showrooms provide a convenient and fun shopping experience, supported by our trained, tech-enabled guest experience specialists. Our omnichannel capabilities allow customers to shop in-store, online, over the phone and via our mobile app. We leverage efficient fulfillment services to ensure most purchases can be delivered in as few as three days.
We have a proven, profitable and portable store model that has produced consistent financial returns across vintages, geographic regions and population densities. Nearly all of our stores remained profitable on a four-wall basis in the nine-months ended September 27, 2026 and we expect new stores to achieve average unit volumes (“AUVs”) of $9.0 million, cash-on-cash returns exceeding 80% by their fifth year of operation, with returns exceeding 60% by year two and a payback period of approximately two years. We believe our business model and new store unit economics, plus the expansive and fragmented home furnishings industry, provides us with an opportunity to expand our store base in both existing and new geographies to over 500 stores by 2035. Our ability to open profitable new stores depends on multiple factors, including our ability to identify suitable markets and sites, negotiate leases with acceptable terms, support new locations with qualified managers and achieve brand awareness in new markets. For further information see “Item 1A. Risk Factors—Risks Related to Our Business” in our 2025 Annual Report.
During the third quarter of fiscal year 2026, we continued to make progress to support our key long-term growth strategies. Accomplishments within the quarter include the following:
•opening 11 new stores and expanding our footprint into Tennessee, our 28th state;
•delivering comparable sales growth of 3.8% through increases in average order value (“AOV”) and eCommerce traffic; and
•reducing selling, general and administrative (“SG&A”) expenses as a percentage of revenue to 36.7% in the third quarter of fiscal year 2026 from 37.7% in the third quarter of fiscal year 2025 due to broad-based expense leverage on higher sales performance.
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
In February 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) exceeded the President’s statutory authority. The ruling invalidated the affected IEEPA tariffs but did not invalidate tariffs imposed under other statutory authorities. The U.S. presidential administration has indicated that it may seek to reinstate all or a portion of these tariffs under alternative legal authorities or mechanisms. These developments have also introduced uncertainty regarding the timing and ultimate realization of potential refunds of tariffs previously paid, although U.S. Customs and Border Protection (“CBP”) has established a process to administer such refund claims. In the nine-month fiscal period ended September 27, 2026, the Company received approval from CBP for $46.4 million in IEEPA tariff refund claims. Of this amount, we recognized $4.9 million and $42.8 million of tariff refund claims related to inventory previously sold, which reduced costs of sales and favorably impacted gross profit in the three and nine-month fiscal periods ended September 27, 2026, respectively. Additionally, we recognized $1.5 million of related interest income in the nine-month fiscal period ended September 27, 2026. The tariff refunds and related interest income recognized during the three and nine-month fiscal periods ended September 27, 2026 materially affected the comparability of our results of operations relative to prior periods and are not indicative of future period results.
In April 2026, the President issued a proclamation modifying tariffs imposed under Section 232 of the Trade Expansion Act of 1962, as amended (the “TEA”) on certain steel and aluminum derivative products, including changing the basis for calculating applicable duties to the full customs value of the imported product rather than solely the metal content. The proclamation excluded certain products, including the Company's covered products from the TEA Section 232 steel and aluminum duties; as a result, the Company's affected products became subject to the temporary 10% surcharge imposed under TEA Section 122. Effective July 24, 2026, the TEA Section 122 temporary surcharge expired and affected products became subject to applicable additional tariffs imposed under Section 301 of the TEA relating to forced labor, at rates generally ranging from 10% to 12.5%, depending on country of origin. The Company will continue to monitor developments in trade policy, including ongoing investigations that could result in additional tariffs or other trade measures affecting countries from which we source merchandise. The Company will evaluate these developments and make appropriate sourcing, pricing and other operational decisions as appropriate to manage the potential impact on our financial condition, results of operations and cash flows.
Geopolitical Events
Since late February 2026, the conflict in Iran has resulted in heightened volatility in fuel prices and geopolitical uncertainty. Geopolitical events, increased raw material costs, fuel prices and geopolitical uncertainty, including changes in U.S. tariff policy, have resulted in increased freight and distribution costs and have in the past resulted in supply chain disruptions and impacts on consumer spending. Ongoing geopolitical events may further materially increase the cost and reduce or delay the supply of our products and impact discretionary consumer spending, which may adversely affect our business, financial condition, results of operations, liquidity and stock price. See “Item 1A. Risk Factors” in our 2025 Annual Report, including the risk factor titled “Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures, including inflation, and other business factors on discretionary consumer spending and consumer preferences.” We will continue to monitor developments in and the impacts of such conflicts and geopolitical events and uncertainties, evaluate their impact on the Company, and make appropriate sourcing and pricing decisions in an effort to minimize any impacts on our financial condition and results of operations.
How We Assess the Performance of Our Business
We consider a variety of performance and financial measures in assessing the performance of our business. In addition to our results determined in accordance with U.S. GAAP, we regularly review key performance indicators (“KPIs”) and certain non-GAAP financial measures, including adjusted gross profit, adjusted net income and adjusted earnings before interest, tax expense/(benefit), depreciation and amortization (“adjusted EBITDA”), to evaluate our business, measure our performance, identify trends in our business, prepare projections and make strategic decisions. We believe that these non-GAAP financial measures and KPIs are useful to our investors as they present an informative supplemental view of our results from period to period by removing the effect of items not indicative of ongoing business operations and performance. The non-GAAP financial measures and KPIs presented herein are specific to us and may not be comparable to similar measures disclosed by other companies because of differing methods used by other companies in calculating them. The key measures we use to determine how our business is performing are: net revenues, gross profit and gross margin, SG&A, operating income, net income, comparable sales growth, adjusted comparable sales growth, number of new stores, number of stores, adjusted gross profit, adjusted net income and adjusted EBITDA.
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
Adjusted Comparable Sales Growth
Adjusted comparable sales reflects comparable sales growth as adjusted for the impact of a $10.2 million anomalous timing shift in comparable sales for the third quarter of fiscal year 2024 as a result of a system outage impacting the final two delivery days of the third quarter of fiscal year 2024. See “Item 1A. Risk Factors” in our 2025 Annual Report, including the risk factor titled “Risks Related to Data Privacy and Information Technology—We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.”
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
Adjusted Net Income and Adjusted EBITDA
Adjusted net income is defined as net income less items that are not indicative of the operating performance of the business, including, but not limited to, IEEPA tariff refunds and related interest income, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains and losses on disposal of fixed assets, impairment of long-lived assets, senior executive termination benefits, management fee and other expenses and income not indicative of ongoing business operations and performance.
We define EBITDA as net income before interest expense, interest income, income tax expense/(benefit), and depreciation and amortization expenses. Adjusted EBITDA represents EBITDA as further adjusted for items that are not indicative of the operating performance of the business, including but not limited to, stock-based compensation expense, IEEPA tariff refunds, restructuring charges, insurance recoveries, gains on hedge accounting de-designation of interest rate cap, gains and losses on disposal of fixed assets, impairment of long lived assets, senior executive termination benefits, management fee and other expenses or income not indicative of ongoing business operations and performance.
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
Adjusted net income and adjusted EBITDA are non-GAAP financial measures and should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by items not indicative of ongoing business operations and performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted net income and adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. There can be no assurance that we will not modify the presentation of adjusted net income and adjusted EBITDA, and any such modification may be material. Our presentation of adjusted net income and adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. In addition, other companies, including companies in our industry, may not calculate adjusted net income and adjusted EBITDA at all or may calculate adjusted net income and adjusted EBITDA differently and accordingly, are not necessarily comparable to similarly entitled measures of other companies, which reduces the usefulness of adjusted net income and adjusted EBITDA as tools for comparison.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

(in thousands)	Three-Month Fiscal Period Ended
	September 27, 2026		September 28, 2025		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$680,436	100.0%	$616,919	100.0%	$63,517	10.3%
Cost of sales	364,398	53.6%	333,092	54.0%	31,306	9.4%
Gross profit	316,038	46.4%	283,827	46.0%	32,211	11.3%
Selling, general, and administrative	250,090	36.7%	232,362	37.7%	17,728	7.6%
Pre-opening expenses	6,896	1.0%	6,788	1.1%	108	1.6%
Net loss (gain) on disposal of fixed assets	—	—%	2	—%	(2)	NM
Total operating expenses	256,986	37.7%	239,152	38.8%	17,834	7.5%
Operating income	59,052	8.7%	44,675	7.2%	14,377	32.2%
Interest expense	1,616	0.2%	1,077	0.2%	539	50.0%
Interest income	(631)	—%	(839)	(0.2)%	(208)	(24.8)%
Other expense (income), net	950	0.1%	(30)	—%	(980)	NM
Total other expense, net	1,935	0.3%	208	—%	1,727	NM
Income before taxes	57,117	8.4%	44,467	7.2%	12,650	28.4%
Income tax expense	15,467	2.3%	12,125	2.0%	3,342	27.6%
Net income and comprehensive income	$41,650	6.1%	$32,342	5.2%	9,308	28.8%
__________________
(1)NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)
	Three-Month Fiscal Period Ended
	September 27, 2026		September 28, 2025		Increase (Decrease)
(in thousands, except percentages and number of stores)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted gross profit(2)	$311,151	45.7%	$283,827	46.0%	$27,324	9.6%
Adjusted net income(2)	38,774	5.7%	32,728	5.3%	6,046	18.5%
Adjusted EBITDA(2)	75,504	11.1%	64,208	10.4%	11,296	17.6%
Comparable sales growth	3.8%		14.6%
Adjusted comparable sales growth	3.8%		12.3%
Number of new stores opened	11		8
Number of stores at period end	229		206
__________________
(1)Our KPIs are discussed and defined in the section titled "—Key Performance Indicators and Non-GAAP Financial Measures."
(2)Adjusted gross profit, adjusted net income and adjusted EBITDA are non-GAAP financial measures. Refer to "—Reconciliation of Non-GAAP Financial Measures" for reconciliation to the most comparable GAAP financial measures.
Comparison of the three-month fiscal periods ended September 27, 2026 and September 28, 2025
Net Revenues
Net revenues increased $63.5 million or 10.3%, in the three months ended September 27, 2026 compared to the corresponding prior year period. Our retail channel increased $37.5 million, or 7.2%, and our eCommerce channel increased $26.0 million, or 27.8% for the three months ended September 27, 2026 compared to the corresponding prior year period. The increase in total net revenues was primarily due to non-comparable sales of $52.7 million and comparable sales growth.

Comparable sales increased 3.8% in the three months ended September 27, 2026, predominately driven by higher AOV and increased eCommerce traffic. These improvements were partially offset by lower in-store traffic.
Gross Profit and Gross Margin
Gross profit increased $32.2 million or 11.3% in the three months ended September 27, 2026 compared to the corresponding prior year period. This increase was primarily driven by the impact of higher net revenues and $4.9 million in IEEPA tariff refunds, partially offset by higher inventory and fuel-related costs and increased tariffs.
Gross margin increased to 46.4% in the three months ended September 27, 2026, which is inclusive of $4.9 million in IEEPA tariff refunds discussed above. Excluding the tariff refunds, adjusted gross margin was 45.7% compared to 46.0% in the corresponding prior year period. The decrease was primarily due to higher inventory and fuel-related costs and increased tariffs, partially offset by favorable product mix shift into the “Best” product category relative to historical levels, higher delivery margins and selective pricing actions.
Selling, General and Administrative Expenses
SG&A increased $17.7 million or 7.6% in the three months ended September 27, 2026 compared to the corresponding prior year period, primarily due to increases in payroll-related expenses of $6.1 million related to new store growth, higher occupancy costs of approximately $5.4 million related to new stores and increases in rent in existing stores, growth in marketing spend of $5.4 million and an increase in depreciation expense of $1.8 million, partially offset by lower incentive compensation compared to elevated levels in the prior-year period.
SG&A as a percentage of revenue of 36.7% in the three months ended September 27, 2026 decreased compared to 37.7% in the corresponding prior year period. The decrease was primarily driven by broad-based expense leverage on higher sales performance and lower incentive compensation as discussed above, partially offset by higher occupancy expense for existing stores and the timing of new store openings in the current year, as well as incremental marketing spend associated with greenfield market expansion.
Pre-Opening Expenses
Pre-opening expenses increased $0.1 million in the three months ended September 27, 2026 compared to the corresponding prior year period driven by the timing of new store openings, partially offset by lower pre-opening expenses associated with new distribution centers.
Interest Expense
Interest expense in the three months ended September 27, 2026 increased $0.5 million compared to the corresponding prior year period primarily due to higher finance lease interest resulting from an expanded transportation fleet and financing costs associated with a distribution center.
Interest Income
Interest income in the three months ended September 27, 2026 decreased $0.2 million compared to the corresponding prior year period, primarily related to income earned on lower balances in our money market funds.
Other Expense (Income), Net

Other expense, net in the three months ended September 27, 2026 increased $1.0 million compared to the corresponding prior year period, primarily due to costs associated with a litigation settlement.
Income Tax Expense

Income tax expense in the three months ended September 27, 2026 increased $3.3 million compared to the corresponding prior year period, primarily due to higher pre-tax earnings. The effective income tax rate of 27.1% for the three months ended September 27, 2026 decreased from 27.3% in the corresponding prior year period, primarily driven by an increase in research and development tax credits, partially offset by an increase in non-deductible executive compensation expense resulting from the Company's transition to a publicly traded company in 2026 and the application of the executive compensation deduction limitations under applicable U.S. tax law.

(in thousands)	Nine-Month Fiscal Period Ended
	September 27, 2026		September 28, 2025		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%(1)
Net revenues	$1,878,102	100.0%	$1,719,212	100.0%	$158,890	9.2%
Cost of sales	986,493	52.5%	934,401	54.4%	52,092	5.6%
Gross profit	891,609	47.5%	784,811	45.6%	106,798	13.6%
Selling, general, and administrative	720,230	38.3%	662,968	38.6%	57,262	8.6%
Pre-opening expenses	17,169	0.9%	15,157	0.9%	2,012	13.3%
Net loss (gain) on disposal of fixed assets	44	—%	(134)	—%	178	NM
Restructuring charges	—	—%	292	—%	(292)	(100.0)%
Insurance recoveries	(667)	—%	(4,497)	(0.3)%	(3,830)	(85.2)%
Total operating expenses	736,776	39.2%	673,786	39.2%	62,990	9.3%
Operating income	154,833	8.3%	111,025	6.5%	43,808	39.5%
Interest expense	18,808	1.0%	3,201	0.2%	15,607	NM
Interest income	(2,444)	(0.1)%	(1,502)	(0.1)%	942	62.7%
Other expense (income), net	(381)	—%	(653)	—%	(272)	(41.7)%
Total other expense, net	15,983	0.9%	1,046	0.1%	14,937	NM
Income before taxes	138,850	7.4%	109,979	6.4%	28,871	26.3%
Income tax expense	36,886	2.0%	29,282	1.7%	7,604	26.0%
Net income and comprehensive income	$101,964	5.4%	$80,697	4.7%	21,267	26.4%
__________________
(1)     NM refers to a value that is not meaningful.

Key Performance Indicators and Non-GAAP Financial Measures(1)
	Nine-Month Fiscal Period Ended
	September 27, 2026		September 28, 2025		Increase (Decrease)
(in thousands, except percentages and number of stores)	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	%
Adjusted gross profit(2)	$848,859	45.2%	$784,811	45.6%	$64,048	8.2%
Adjusted net income(2)	77,627	4.1%	79,014	4.6%	(1,387)	(1.8)%
Adjusted EBITDA(2)	173,859	9.3%	164,297	9.6%	9,562	5.8%
Comparable sales growth	2.5%		10.5%
Adjusted comparable sales growth	2.5%		9.7%
Number of new stores opened	20		17
Number of stores at period end	229		206
__________________
(1)Our KPIs are discussed and defined in the section titled "—Key Performance Indicators and Non-GAAP Financial Measures."
(2)     Adjusted gross profit, adjusted net income and adjusted EBITDA are non-GAAP financial measures. Refer to "-Reconciliation of non-GAAP Financial Measures" for reconciliation to the most comparable GAAP financial measures.

Comparison of the nine-month fiscal periods ended September 27, 2026 and September 28, 2025
Net Revenues

Net revenues increased $158.9 million or 9.2% in the nine months ended September 27, 2026 compared to the corresponding prior year period. Our retail channel increased $100.9 million, or 6.9%, and our eCommerce channel increased $58.0 million, or 22.1% for the nine months ended September 27, 2026 compared to the corresponding prior year period. The increase in total net revenues was primarily due to non-comparable sales of $137.0 million and comparable sales growth discussed below.

Comparable sales increased 2.5% in the nine months ended September 27, 2026, predominately driven by higher AOV and increased eCommerce traffic. These improvements were partially offset by lower in-store traffic.
Gross Profit and Gross Margin

Gross profit increased $106.8 million or 13.6% in the nine months ended September 27, 2026 compared to the corresponding prior year period, primarily driven by the impact of higher net revenues, $42.8 million in IEEPA tariff refunds and efficiencies from improved product flow, partially offset by higher inventory and fuel-related costs, increased tariffs and the addition of costs associated with our new distribution center.
Gross margin increased to 47.5% in the nine months ended September 27, 2026, which is inclusive of $42.8 million in IEEPA tariff refunds. Excluding the tariff refunds, adjusted gross margin was 45.2% compared to 45.6% in the corresponding prior year period. The decrease was primarily due to higher inventory and fuel-related costs and increased tariffs, partially offset by customer preference for the “Best” product category mix relative to historical levels, as well as higher protection plan and delivery margins and selective pricing actions.
Selling, General and Administrative Expenses

SG&A increased $57.3 million or 8.6% in the nine months ended September 27, 2026 compared to the corresponding prior year period, primarily due to increases in payroll-related expenses of $17.7 million related to new store growth, higher occupancy costs of approximately $16.8 million related to new stores and increases in rent in existing stores, growth in marketing spend of $16.1 million, and an increase in depreciation expense of $5.3 million.
SG&A as a percentage of revenue decreased to 38.3% in the nine months ended September 27, 2026 compared to 38.6% in the corresponding prior year period due to broad-based expense leverage on higher sales performance, partially offset by incremental marketing and occupancy expense associated with greenfield market expansion.
Pre-Opening Expenses

Pre-opening expenses increased $2.0 million in the nine months ended September 27, 2026 compared to the corresponding prior year period driven by the timing of new store openings, partially offset by lower pre-opening expenses associated with new distribution centers.
Restructuring Charges

In the first quarter of fiscal year 2025, the Company identified efficiencies to optimize overhead costs resulting in workforce reductions at the corporate headquarters. Restructuring costs of $0.3 million were recognized in the nine-month fiscal period ended September 28, 2025 for these workforce reductions. No significant restructuring actions were initiated during the nine-month fiscal period ended September 27, 2026.
Insurance Recoveries

In the nine-month fiscal periods ended September 27, 2026 and September 28, 2025, the Company received $0.7 million and $4.5 million, respectively, in insurance recoveries for lost profits associated with an information technology system outage and the related interruption of our business that occurred at the end of September 2024.
Interest Expense

Interest expense in the nine-month fiscal period ended September 27, 2026 increased $15.6 million compared to the corresponding prior year period driven by the acceleration of $10.7 million in debt issuance costs in connection with the pay down of the Term Loan, interest expense associated with higher average outstanding borrowings, and higher finance lease interest resulting from an expanded transportation fleet and financing costs associated with a distribution center, partially offset by a lower weighted average interest rate.
Interest Income

Interest income in the nine-month fiscal period ended September 27, 2026 increased $0.9 million compared to the corresponding prior year period, primarily related to interest earned on duties previously paid under IEEPA, partially offset by income earned on lower balances in our money market funds.

Other Income, Net

Other income, net in the nine-month fiscal period ended September 27, 2026 decreased $0.3 million compared to the corresponding prior year period, primarily due to costs associated with a litigation settlement and the absence of income earned on our interest rate cap which matured in the third quarter of fiscal year 2025, partially offset by a bankruptcy settlement associated with a former vendor.
Income Tax Expense

Income tax expense increased $7.6 million for the nine-month fiscal period ended September 27, 2026, compared to the corresponding prior year period, primarily due to higher pre-tax income. The effective tax rate of 26.6% for the nine-month fiscal period ended September 27, 2026 remained flat when compared to the corresponding prior year period, primarily driven by an increase in research and development tax credits and a larger excess tax benefit from stock-based compensation, offset by an increase in non-deductible executive compensation resulting from the Company's transition to a publicly traded company in 2026 and the application of the executive compensation deduction limitations under applicable U.S. tax laws.
Reconciliation of Non-GAAP Financial Measures
The following tables show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenues	$680,436	$616,919	$1,878,102	$1,719,212

Adjusted gross profit and margin
Gross profit	$316,038	$283,827	$891,609	$784,811
Gross margin	46.4%	46.0%	47.5%	45.6%
IEEPA tariff refunds(1)	(4,887)	—	(42,750)	—
Adjusted gross profit	$311,151	$283,827	$848,859	$784,811
Adjusted gross margin	45.7%	46.0%	45.2%	45.6%
_______________
(1)Represents the IEEPA tariff refunds recognized in the three and nine-month fiscal periods ended September 27, 2026. See “Note 2, Summary of Significant Accounting Policies” for further information on IEEPA tariff refunds.

	Three-Month Fiscal Period Ended		Nine-Month Fiscal Period Ended
(in thousands except percentages)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenues	$680,436	$616,919	$1,878,102	$1,719,212

Adjusted net income
Net income	$41,650	$32,342	$101,964	$80,697
Restructuring charges	—	—	—	292
Insurance recoveries	—	—	(667)	(4,497)
Net loss (gain) on disposal of fixed assets	—	2	44	(134)
IEEPA tariff refunds and related interest income(1)	(4,918)	—	(44,291)	—
Debt issuance costs acceleration(2)	—	—	10,720	—
Management fee(3)	—	515	2,000	1,531
Contract termination benefit(4)	—	—	(1,923)	—
Other expenses, net(5)	950	—	751	554
Tax effect of adjustments	1,092	(131)	9,029	571
Adjusted net income	$38,774	$32,728	$77,627	$79,014
Adjusted net income as % of net revenues	5.7%	5.3%	4.1%	4.6%
Adjusted EBITDA
Net income	$41,650	$32,342	$101,964	$80,697
Interest expense	1,616	1,077	18,808	3,201
Interest income	(631)	(839)	(2,444)	(1,502)
Income tax expense	15,467	12,125	36,886	29,282
Depreciation and amortization	20,524	18,019	58,821	52,084
Stock-based compensation expense	815	967	2,369	2,789
Restructuring charges	—	—	—	292
Insurance recoveries	—	—	(667)	(4,497)
Net loss (gain) on disposal of fixed assets	—	2	44	(134)
IEEPA tariff refunds(6)	(4,887)	—	(42,750)	—
Management fee(3)	—	515	2,000	1,531
Contract termination benefit(4)	—	—	(1,923)	—
Other expenses, net(5)	950	—	751	554
Adjusted EBITDA	$75,504	$64,208	$173,859	$164,297
Adjusted EBITDA as % of net revenues	11.1%	10.4%	9.3%	9.6%
_______________
(1)Represents the IEEPA tariff refunds and related interest income recognized in the three and nine-month fiscal periods ended September 27, 2026. Interest income related to the IEEPA tariff refund claims was not material for the three-month fiscal period ended September 27, 2026. Interest income related to the IEEPA tariff refund claims was $1.5 million in the nine-month fiscal period ended September 27, 2026. See “Note 2, Summary of Significant Accounting Policies” for further information on IEEPA tariff refunds.
(2)Represents the acceleration of debt issuance costs in connection with the repayment of the Term Loan in the nine-month fiscal period ended September 27, 2026. See “Note 3, Long-Term Debt” for further information on the Term Loan.
(3)Represents management fees paid in accordance with our Advisory Agreement with our controlling stockholder, which terminated in connection with the IPO. Included in the activity for the nine-month fiscal period ended September 27, 2026 is a termination fee of $2.0 million. See “Item 13. Certain Relationships, Related Transactions and Director Independence—Advisory Agreement” in the 2025 Annual Report for further information on the Advisory Agreement.
(4)Represents the acceleration of a bonus from our financing partner due to the termination of the agreement.
(5)Other expenses, net represents income and costs that are not indicative of ongoing business operations and performance, including, but not limited to, third-party professional fees related to the IPO, a litigation settlement, bankruptcy settlements, and senior executive termination benefits.
(6)Represents the IEEPA tariff refunds excluding interest income recognized in the three and nine-month fiscal periods ended September 27, 2026. See “Note 2, Summary of Significant Accounting Policies” for further information on IEEPA tariff refunds.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $200.0 million Revolving Credit Facility. Our primary cash needs have historically been for merchandise inventories, payroll, advertising, rent, interest payments, and capital expenditures associated with opening new stores and updating existing stores, as well as the development of our infrastructure and information technology. We expect further investments in inventory to be commensurate with higher sales from new stores and comparable sales growth. We expect that our cash on hand, cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet our liquidity requirements for at least the next twelve months. We seek out and evaluate opportunities for effectively managing and deploying capital in ways that improve working capital and support and enhance our business initiatives and strategies. At September 27, 2026, we had total liquidity of $287.9 million, comprised of cash and cash equivalents of $109.9 million and available borrowing capacity of $178.0 million.
Material Cash Commitments
We consider our material contractual obligations when assessing liquidity.
Debt and Related Interest Payments
At September 27, 2026, we had no amounts outstanding under our Revolving Credit Facility. The Company amended its Revolving Credit Facility on April 29, 2026, increasing the maximum availability from $125.0 million to $200.0 million and extending the maturity date to April 2031. Interest payments on our financing arrangements for the fiscal year ending January 3, 2027 (“fiscal year 2026”) will be dependent on our cash flow needs and any short-term borrowing under our Revolving Credit Facility in fiscal year 2026. The interest rate and subsequent payments related to the Revolving Credit Facility are dependent on the Secured Overnight Financing Rate (“SOFR”).
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
Leasing
Future rental payments for operating and financing leases total $1.4 billion and $98.3 million, respectively, as of September 27, 2026.
Capital Expenditures
Historically, we have invested significant capital in opening new stores and distribution centers and we anticipate additional capital expenditures as we open more stores and distribution centers. Our capital expenditures are related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received. Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. New stores may require different levels of capital investment on our part in the future. Total capital expenditures, net of tenant allowances, were $70.7 million for the nine-month fiscal period ended September 27, 2026. Total estimated capital expenditures, net of tenant allowances for fiscal year 2026 are expected to be in the range of approximately $110.0 million to $115.0 million, the largest portion of which is expected to relate to new and remodeled stores and a new distribution center.
Restricted Cash
The Company maintains certain cash balances that are restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as collateral with the Company’s insurance carrier related to a portion of our workers’ compensation and automobile insurance obligations. At September 27, 2026 and December 28, 2025, we had $10.2 million and $9.4 million in restricted cash, respectively.

Cash Flow Analysis
The following table provides a summary of our cash provided by operating, investing and financing activities:

	Nine-Month Fiscal Period Ended
	September 27, 2026	September 28, 2025
Net cash provided by operating activities	$204,761	$118,748
Net cash used in investing activities	(90,240)	(57,989)
Net cash used in financing activities	(57,079)	(8,570)
Net increase in cash, cash equivalents, and restricted cash	$57,442	$52,189
Operating Activities
Net cash provided by operating activities in the nine months ended September 27, 2026 was $204.8 million, primarily resulting from our net income of $102.0 million and non-cash charges of $137.3 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $34.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $42.6 million increase in operating leases, a $23.3 million increase in inventories, a $12.7 million increase in prepaid and other current assets, a $10.4 million increase in accounts receivable, a $4.8 million decrease in accrued expenses, and a $2.1 million increase in other assets, all partially offset by a $40.8 million increase in accounts payable, a $12.6 million increase in customer deposits, and an $8.0 million increase in other long-term liabilities.
Net cash provided by operating activities in the nine months ended September 28, 2025 was $118.7 million, primarily resulting from our net income of $80.7 million and non-cash charges of $119.3 million, both partially offset by changes in operating assets and liabilities resulting in a net use of cash of $81.3 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $37.3 million increase in inventories, a $36.7 million increase in operating leases, a $7.5 million decrease in accounts payable, a $5.6 million increase in prepaid and other current assets, a $4.1 million increase in accounts receivable, and a $1.8 million decrease in accrued expenses, all partly offset by a $12.5 million increase in customer deposits.
Investing Activities
Net cash used in investing activities in the nine months ended September 27, 2026 was $90.2 million, which consisted primarily of purchases of property and equipment associated with new store openings in the nine months ended September 27, 2026 together with investments in a new distribution center, trailers, and business information systems.
Net cash used in investing activities in the nine months ended September 28, 2025 was $58.0 million, which consisted primarily of purchases of property and equipment associated with new store openings together with investments in business information systems.
Financing Activities
Net cash used in financing activities in the nine months ended September 27, 2026 was $57.1 million, primarily consisting of the repayment of our $350.0 million Term Loan, $14.0 million in principal payments on financing lease obligations, and $5.2 million in payments of IPO costs, all partially offset by $310.9 million in proceeds from our IPO, net of underwriting discounts, and $1.3 million in net proceeds related to the exercise of employee stock options.
Net cash used in financing activities in the nine months ended September 28, 2025 was $8.6 million, primarily consisting of $8.3 million in principal payments on financing lease obligations and $1.1 million in payments for the acquisition of treasury stock, both partially offset by $1.2 million in net proceeds related to the exercise of employee stock options.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of fiscal year 2026. See our 2025 Annual Report for a discussion of our contractual obligations and off-balance sheet arrangements.

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
Recent Accounting Standards
There have been no changes in accounting standards during the first nine months of fiscal year 2026. Refer to Note 2, Summary of Significant Accounting Policies for further information on accounting standards not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the Company's exposure to market risk during the first three and nine months of fiscal year 2026. See the Company's 2025 Annual Report for a discussion of the Company's exposure to market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer, Executive Vice President and Treasurer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 27, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under the heading “Item 1A. Risk Factors” in the 2025 Annual Report. There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
During the fiscal quarter ended September 27, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits

Exhibit number	Description of exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101
* This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bob’s Discount Furniture, Inc.

Dated:	November 5, 2026	By:	/s/ William G. Barton
		Name:	William G. Barton
		Title:	President & Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2026	By:	/s/ Carl Lukach
		Name:	Carl Lukach
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)